Form 10QSB
period 2002-10-31
RADIUM VENTURES INC
filed 2002-12-13
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended October 31, 2002

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from [  ] to [  ]

Commission file number 333-96743

RADIUM VENTURES INC.
(Exact name of small business issuer specified in its charter)
NEVADA	98-0372720
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9
(Address of Principal Executive Offices)
(604) 662-3004 Ext. 110
Issuer's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:

    filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    has been subject to such filing requirements for the past 90 days. Yes  [ X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2002 there were 3,015,000 common shares outstanding.

RADIUM VENTURES, INC.
INDEX

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Radium Ventures, Inc. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following financial information and discussion and analysis should be read in conjunction with the Company's Form SB-2 Registration Statement, filed December 5, 2002, containing the Company's Audited Financial Statements for the short year ended April 30, 2002. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - October 31, 2002

RADIUM VENTURES, INC.
BALANCE SHEETS

	October 31, 2002	April 30, 20021
ASSETS	(unaudited)
Current assets
Cash	$ 2,777	$ 4,000
Total current assets	2,777	4,000
Property and equipment, net	15,945	18,515
	$ 18,722	$ 22,515
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ 2,000
Advances - shareholders	20,371	18,500
Total current liabilities	20,371	20,500
Commitments
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 30,000,000 shares authorized, 3,015,000 shares issued and outstanding	3,015	3,015
Additional paid in capital	1,000	1,000
Deficit accumulated deficit during the development stage	(5,664)	(2,000)
Total Stockholders' Equity (Deficit)	(1,649)	2,015
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,722	$ 22,515

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended October 31, 2002 and 2001
(unaudited)

	Three Months Ended October 31		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues	$ 1,076	$ -	$ 1,076	$ -
General and administrative	1,561	-	4,740	-
Net loss	$ (485)	$ -	$ (3,664)	$ -
Net loss per share:
Net loss basic and diluted	$ (0.00)	n/a	$ (0.00)	n/a
Weighted average shares outstanding:
Basic and diluted	3,015,000	n/a	3,015,000	n/a

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended October 31, 2002 and 2001
(unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,664)	$ -
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,570	-
Net change in:
Accounts payable	(2,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,094)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	1,871	-
NET INCREASE (DECREASE) IN CASH	(1,223)	-
Cash, beg. of period	4,000	-
Cash, end of period	$ 2,777	$ -
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Radium Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form SB-2, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FILING.

Financial Condition, Liquidity and Capital Resources

Since our inception in April 2002, we have been engaged in the business of on-line document editing. We acquired all of the assets of an online document editing services business, including our website www.einscribe.com, from Einscribe Group Inc. in an unrelated transaction on April 30, 2002. We paid a total of $10,000 for the assets in the form of $8,500 in cash and the issuance of 15,000 common shares at a price of $0.10 per common share. To date, our principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On December 6, 2002, our Form SB-2 registration statement was declared effective. We are offering up to a total of 3,000,000 shares of common stock. The offering price is $0.10 per share. We have only just commenced our efforts to raise money in our offering.

At October 31, 2002, we had working capital of $2,777, compared to a working capital of $4,000 at April 30, 2002. This change is primarily the result of administrative expenses.

At October 31, 2002, our total assets of $18,722 consisted of cash in the amount of $2,777 and property and equipment of $15,945. This compares with our assets at April 30, 2002 of $22,515, consisting of cash of $4,000 and property and equipment of $18,515. This change is primarily the result of administrative expenses and depreciation of equipment.

At October 31, 2002, our total current liabilities decreased to $20,371 from $20,500 at April 30, 2002, with an increase in liabilities to shareholders from $18,500 to $20,371. These changes resulted from the payment of accounts payable and the borrowing of cash from shareholders for payment of administrative expenses.

For the three months ended October 31, 2002, we had revenues in the amount of $1,076.

We require funds from our Form SB-2 registration statement offering, declared effective December 5, 2002, to commence our marketing and advertising efforts. If we raise the maximum of $300,000 in the offering, we believe that we can pay our offering expenses and satisfy our cash requirements without having to raise additional funds in the next twelve months. If we raise less than $300,000 we may have to raise additional financing or we may not be able to continue our proposed business operations. Until completion of the offering, we believe that our officers and directors will contribute funds to pay for our expenses because of their significant equity ownership in us. However, our officers and directors are not obligated to pay our expenses and they may be unable to do so. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 3,015,000 shares of our common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted losses of $(485) for the three months ending October 31, 2002, compared with the losses of $(3,664) for the six months ending October 31, 2002. The principal component of the losses was administrative expenditures.

Operating expenses for the three months ending October 31, 2002 were $1,561, compared with operating expenses of $4,740 for the six months ended October 31, 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 6, 2002 our Form SB-2 registration statement was declared effective. We are currently offering up to a total of 3,000,000 shares of common stock. The offering price is $0.10 per share. We have only just commenced our efforts to raise money in our offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

We have filed no Form 8-Ks since inception.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUM VENTURES INC.

(Registrant)

By:___/s/ James Scott-Moncrieff______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Paul Chow Treasurer, Principal Accounting Officer and Director
Date: December 13, 2002	Date: December 13, 2002

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE SEPTEMBER 30, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS
ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	APRIL-30
<PERIOD-END>	October 31, 2002
<CASH>	2,777
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	18,722
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	18,722
<CURRENT-LIABILITIES>	20,371
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	3,015,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	18,722
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(485)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(485)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(485)
<EPS-PRIMARY>	(0.00)
<EPS-DILUTED>	(0.00)