Form 10QSB
period 2003-01-31
RADIUM VENTURES INC
filed 2003-03-13
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended January 31, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2003 there were 3,085,000 common shares outstanding.

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

Item 1. Financial Statements - January 31, 2003

RADIUM VENTURES, INC.
BALANCE SHEETS

	January 31, 2003	April 30, 2002
ASSETS	(unaudited)
Current assets
Cash	$ 2,430	$ 4,000
Total current assets	2,430	4,000
Property and equipment, net	14,403	18,515
	$ 16,833	$ 22,515
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ 2,000
Advances - shareholders	20,371	18,500
Total current liabilities	20,371	20,500
Commitments
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 30,000,000 shares authorized, 3,085,000 shares issued and outstanding (October 31, 2002 - 3,015,000)	3,085	3,015
Additional paid in capital	7,930	1,000
Deficit accumulated deficit during the development stage	(14,553)	(2,000)
Total Stockholders' Equity (Deficit)	(3,538)	2,015
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,833	$ 22,515

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended January 31, 2003 and 2002
(unaudited)

	Three Months Ended January 31.		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues	$ -	$ -	$ 1,076	$ -
General and administrative	8,890	-	13,629	-
Net loss	$ (8,890)	$ -	$ (12,553)	$ -
Net loss per share:
Net loss basic and diluted	$ (0.00)	n/a	$ (0.00)	n/a
Weighted average shares outstanding:
Basic and diluted	3,027,500	n/a	3,019,167	n/a

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended January 31, 2003 and 2002
(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,553)	$ -
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	4,112	-
Net change in:
Accounts payable	(2,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,441)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder advances, net	1,871	-
Proceeds from issuance of capital stock	7,000
NET INCREASE (DECREASE) IN CASH	(1,570)	-
Cash, beg. of period	4,000	-
Cash, end of period	$ 2,430	$ -
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

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

On December 6, 2002, our Form SB-2 registration statement was declared effective. We are offering up to a total of 3,000,000 shares of common stock. The offering price is $0.10 per share. We have only just commenced our efforts to raise money in our offering. As of January 31, 2003, we have sold 70,000 shares of common stock under our Form SB-2 registration offering for aggregate proceeds of $7,000.

At January 31, 2003, we had working capital of $2,430 compared to a working capital of $4,000 at April 30, 2002. This change is primarily the result of administrative expenses.

At January 31, 2003, our total assets of $17,090 consisted of cash in the amount of $2,430 and property and equipment of $14,660. This compares with our assets at April 30, 2002 of $22,515, consisting of cash of $4,000 and property and equipment of $18,515. This change is primarily the result of administrative expenses and depreciation of equipment.

At January 31, 2003, our total current liabilities decreased to $20,371 from $20,500 at April 30, 2002, with an increase in liabilities to shareholders from $18,500 to $20,371. These changes resulted from the payment of accounts payable and the borrowing of cash from shareholders for payment of administrative expenses.

For the three months ended January 31, 2003, we had no revenues.

We require funds from our Form SB-2 registration statement offering to commence our marketing and advertising efforts. If we raise the maximum of $300,000 in the offering, we believe that we can pay our offering expenses and satisfy our cash requirements without having to raise additional funds in the next twelve months. If we raise less than $300,000 we may have to raise additional financing or we may not be able to continue our proposed business operations. Until completion of the offering, we believe that our officers and directors will contribute funds to pay for our expenses because of their significant equity ownership in us. However, our officers and directors are not obligated to pay our expenses and they may be unable to do so. Our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 3,015,000 shares of our common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted losses of $(8,890) for the three months ending January 31, 2003, compared with the losses of $(12,553) for the nine months ending January 31, 2003. The principal component of the losses was administrative expenditures.

Operating expenses for the three months ending January 31, 2003 were $8,890, compared with operating expenses of $13,629 for the nine months ended January 31, 2003.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 6, 2002 our Form SB-2 registration statement was declared effective. We are currently offering up to a total of 3,000,000 shares of common stock at a price of $0.10 per share. We extended our offering period for an additional ninety (90) days as we were entitled to do under our registration statement. We have not yet closed the offering and as of January 31, 2003, 70,000 common shares have been sold under the offering.

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

RADIUM VENTURES INC.

(Registrant)

By:___/s/ James Scott-Moncrieff______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Paul Chow Treasurer, Principal Accounting Officer and Director
Date: March 13, 2003	Date: March 13, 2003

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM THE JANUARY 31, 2003 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	APRIL-30
<PERIOD-END>	January 31, 2003
<CASH>	2,430
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	16,833
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	16,833
<CURRENT-LIABILITIES>	20,371
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	3,085,000
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	16,833
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(8,890)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(8,890)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(8,890)
<EPS-PRIMARY>	(0.00)
<EPS-DILUTED>	(0.00)