Form 10KSB
period 2003-04-30
RADIUM VENTURES INC
filed 2003-07-29
CIK 1174893

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - April 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number - 336-96743

RADIUM VENTURES INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

98-0372720

(Employer Identification No.)

2840 Mount Seymour Parkway

North Vancouver, British Columbia

Canada V7H 1E9

(Address of principal executive offices, including zip code.)

(604) 782-0552

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. April 30, 2003 - $1,076

The current market value of the common stock held by non-affiliates on July 28, 2003 is $61,745 (based on price of issuance at $0.10 per common share). There are approximately 617,450 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: July 28, 2003 - 3,632,450 shares of Common Stock

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on March 26, 2002. We filed our Initial List of Officers and Directors with the Nevada Secretary of State and commenced proposed operations on April 22, 2002. We maintain our statutory registered agent's office at 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9. Our telephone number is (604) 782-0552. Our offices are provided by a related party without charge.

Background

We are based in Vancouver, British Columbia, Canada. We are a document editing company that utilizes the Internet as our main distribution channel. We acquired all of the assets of an online document editing services business, including our website, from Einscribe Group Inc. in an unrelated transaction on April 30, 2002. We paid a total of $10,000 for the assets in the form of $8,500 in cash and the issuance of 15,000 common shares at a price of $0.001 per common share. The assets included the Einscribe Document Sharing & Tracking Software Version 2.0, the Client side module (which creates users, accepts documents, and emails documents), the Administration module (administration application for managing customer service), the Email management module (manages the transfer of documents to and from users), the User management module, the Einscribe User Database System, the Einscribe.com & Einscribe.net websites and domain names, the Einscribe Goodwill, Brand & Corporate Identity, the accounting software (MYOB Accounting) and the Scribe information database (information on over 200 scribes).

Students and business people are able to access our editing services through a website located at the URL: www.Einscribe.com. Once at the site, clients are able to establish a personal user profile and then submit a document in the same way an attachment is made with an email. The system accepts Word and text documents along with payment via a major credit card. Documents are then forwarded to a certified editor or "Scribe" who has some knowledge or experience related to the subject area of the document. This allows the Scribe to provide value added services such as content recommendations.

The Einscribe.com online document editing system is fully operational at present and 200 certified scribes are available to edit submitted documents. However, the company requires funds from this offering to implement the marketing program necessary to establish consumer awareness as to its available service offering. Proceeds raised in this offering will be used to implement the marketing program to attract potential users to the Einscribe.com site. We currently have no future product/service development. Costs involved in providing the current service offering include web hosting and credit card processing. Web hosting is a fixed expense while credit card processing is determined by the number of transactions. Neither are particularly large.

The online editing service is fully operational at the URL: www.einscribe.com. In addition, the Scribe portal is fully operational at the URL: www.einscribe.net.

There are three levels of service offered by our document editing services which include:

  basic proof reading,
  proof reading and editing,
  proof reading, editing and analysis.

For a premium fee documents can be turned over within 24 hours of submission, however, the standard turnaround time is 48 hours. With each level of service the client is provided with a one-page synopsis on the edits made to the document and where to focus when preparing future documents.

Our current facilities consist primarily of office space in North Vancouver, British Columbia, Canada, large enough to handle the day to day company administration. Web hosting does not require any office space, as it is currently being provided at no charge to Radium by Einscribe Group Inc. If additional space is required to run the Einscribe.com website beyond what can be provided by Einscribe Group Inc., Radium will lease server space from a local third party provider at an estimated cost of $50 per month.

Competitive Advantages

We intend to position our business as a high-quality, error-free editing service. Clients will need to be confident that their document is error free and that there is no need to review it for accuracy upon return. All documents edited are "Einscribe Guaranteed" to be error free. This high level of service is made possible through a Scribe certification exam designed to ensure all Scribe's meet a strict level of understanding with respect to the English language.

Scalability is critical to the success of our potential growth. We must be able to grow as demand for editing services increases. Using leveraging of data base technologies, we have a proprietary back-end database and routing system designed to filter documents to qualified Scribes. The Einscribe filtering engine is 100% scalable and designed to handle an ever increasing amount of transactions and document traffic between client and Scribe. Built into the filtering engine are quality control checks, word count checks which determine transaction pricing, routing mechanisms that allow for documents to flow between Scribe and client, as well as stringent security protocols to protect the transaction process and documents while in transmittal between client and Scribe.

The Einscribe.com System

Editor Qualification and Payment

The goal of the Einscribe system is to provide cost effective, error free editing quickly and 100% error free. Fulfillment of these goals is made possible through our web presence, where prospective clients and editors or "Scribes" are brought together to complete the transaction process. All Scribes must pass a certification exam - upon successful completion they are then hired on as independent contractors. Scribes are paid out at the end of each month up to 50% of the charged out service revenue on all documents they edit. Scribes log onto the Einscribe system through the URL: www.Einscribe.net. They log on to the system on their own time - when they are available to edit documents. The system keeps track of all documents edited by the Scribe and automatically determines moneys to be paid out for his/her editing services. If the Scribe does not earn a minimum amount, the commission owed is withheld and paid once the minimum balance is met. Whereas services are paid for upon document submittal, Scribes are not paid out until the end of the month, at which time they are only paid if they have earned a minimum amount of commission.

Once "Einscribe Certified," Scribes log onto the Einscribe system. While logged on they will receive email alerts informing them that a document has arrived in the system for editing. The Scribe can then choose to accept or reject the document for editing based on the level of service specified by the client. If accepted, the document is downloaded from the Einscribe system, edited to the level of service specified and then uploaded back to the system with a one page synopsis of the editing performed on the document.

Document Editing Process

Step 1 - Customer Information & Document Acquisition

Upon a client's first visit to the site a user account must be established. This is achieved through the completion of an online information form. The client's information is stored in a database after which a user name and password are assigned. Once a user account has been established, the client can then submit a document for editing to the system in the same manner one attaches a file to an email.

Step 2 - Payment System (Credit Card Authorization)

Once the document is submitted the requested service level is chosen and payment is made by way of major credit card. Credit card information is acquired and authorized at which point the document is accepted by the system and forwarded to a queue for editing. For security reasons, credit card information is not stored on any Einscribe servers. This protects us from any liability associated with credit card theft and it protects the client against any fraudulent use of their credit card.

Step 3 - Document - Scribe Assignment

Once the document reaches the database it is placed in a queue for the next Scribe that logs on to download and edit. The queue filters documents to Scribes based on the subject area and Scribe experience. For example a Scribe with background in philosophy will have priority over documents that have philosophy oriented subject area. The system performs this task by matching keywords from a title or description entered in Step 1 with keywords in the Scribe database pertaining to each Scribe.

Step 4.A - Transaction Completion

Once edited, the Scribe logs in to the Scribe Administration section at the URL: www.Einscribe.net, and uploads the document. A copy of the updated document is automatically emailed to the client and a carbon copy goes into the client's account for a period of six months. This usually completes the transaction.

Step 4.B - Quality Control

On a random basis, the server will send an edited document to a second Scribe. This process includes instructions that the work being done is a "Quality Control Check". The document is then reviewed to ensure that the previous Scribe has provided service that meets the Einscribe "error free" guarantee.

Step 5 - Scribe Compensation

On a monthly basis, the database will generate a report indicating the compensation due to Scribes. Cheques will then be issued to the Scribes that have a balance owing of $20 or more. Payments will not be made on account balances that are less than $20. In this situation, the amount will carry over to the next billing cycle. This mechanism reduces expenses related to payment by ensuring that small payments to Scribes are withheld until they have earned a minimum amount.

Benefits to the Einscribe System

The Einscribe system and filtering engine has many key benefits which include:

  The ability to support high transaction volume: The Einscribe system has been built to allow for unlimited scalability. This allows the system to grow uninhibited with increasing demand.
  The ability to process credit card transactions: The acceptance of credit card transactions maximizes the cash lifecycle and eliminates cash flow problems associated with holding receivables.
  The cash lifecycle clearly being in favor of the Company
  Quality control checks: The random quality control checks ensure that Scribes are meeting the level of service demanded by Einscribe and its clients.

Scribe Certification

To become a certified "Scribe" applicants must go through a three step certification process.

Step 1 - Einscribe.net

Einscribe.net is the Scribe's portal and access point to the Einscribe system. This site acts as a Scribe homepage and is accessible via a user ID and password. To establish a Scribe account a potential candidate must:

  enter pertinent and qualifying information,
  read and sign the legal disclaimer and independent contractor agreement, read and understand the terms of contract and payment.

Step 2 - Qualifications

Instructions on the Einscribe.net web pages will direct a potential Scribe to mail us an official transcript from their accredited university.

Step 3 - Testing

A potential Scribe must then appear at a testing session held in his/her area. One of our representatives will administer the certification exam. The applicant will be required to show ID, read and sign the contractor agreement, and write a short proficiency exam designed to ensure the Scribe meets a required standard of English proficiency.

Successful candidates are notified by email and supplied with a username and password for Einscribe.net. With their user name and password they can then begin editing documents and earning money.

To date we have certified roughly 250 Scribes through certification exams in the greater Vancouver area. We have also had preliminary discussions to establish a strategic alliance with the Canadian Editor's Association. An alliance with the Editor's Association would bring with it a potential Scribe base of over 1,000 professional editors.

Scribe Portal - Einscribe.net

Einscribe.net is the Scribe portal through which certified Scribes interact with the Einscribe system. The site is password protected except for the Scribe sign-up page and once signed in Scribes can:

  adjust user settings and update personal information;
  retrieve documents for editing from the queue;
  uploaded edited documents;
  retrieve Einscribe news and information;
  view contractual moneys/balances owed to them;

Market Breakdown & Positioning

Competitive Analysis

Market research indicates that there is only one substantial direct competitor. Cyber Edit, Inc. based in Palm Springs, CA, operates online editing services through two URL's - CyberEdit.com and EssayEdge.com. The company touts editors who hold graduate, business, law, medical, or undergraduate degrees from Harvard University - essentially publicizing Harvard Degrees as its competitive advantage.

Cyberedit.com offers various areas of service which include:

  the writing of resumes and cover letters, editing, strategic posting of resumes on the web;
  the writing and editing of HTML for web pages;
  document translation;
  document editing of term papers, essays, etc;
  document editing of business papers with a marketing focus.

Cyberedit.com prices its basic proof reading service at US$7.50 per page/250 words.

EssayEdge.com focuses specifically on student admission documentation that is often required when applying at various post secondary institutions. In addition, they offer editing services for scholarship essays and letters of recommendations.

Both websites utilize viral marketing techniques. Through referral programs the company provides students with the opportunity to earn commission income through promotion of the company's web sites. These techniques are very effective and low in cost, as the student or referring website absorbs the cost of marketing

The online editing market is comprised of many individual editors who host their own brochure type sites. Generally there is only one editor working these sites which greatly affects their ability to handle large volume. Independent sites are generally inefficient and open to fraud and security issues, as the sites often do not provide credit card authorization. In addition, these sites are not branded, not scalable, and difficult to find on search engines. Lastly, the pricing of independent editors can't compete with that of Einscribe - many of these small editing services charge a premium price and have a very slow turnaround time.

Target Market

We are targeting two primary markets - post-secondary student market and the business market. Primary research has shown that these two segments are the most likely to use Einscribe editing services. English as a second language students for example are under tremendous pressure from parents in their home country to achieve high grades. Accurate and error-free English is a must at the post secondary level and for ESL students Einscribe's service not only guarantees their papers are error-free, but provides the student with value added tutoring showing the student how to improve their writing skills.

From a business standpoint, error-free documents that get the point across to the reader are imperative to success. For example, a well written news release can not only inform the public as to company developments, but it can also affect the value of a firm's common stock price. A poorly written news release can cause the share price to suffer, while one that is written professionally can positively affect the price.

Through the Internet both students and business people can utilize Einscribe's editing services allowing them to produce error-free documents at a price point that is competitive and affordable.

The market research referred to in this section to took place in the spring of 2001 and was undertaken by Einscribe itself. The research was performed through questionnaires, focus groups, and through conversations with corporate executives and entrepreneurs.

Student Market

Canadian Student Market

According to the results of surveys distributed in British Columbia post secondary institutions, market research has indicated that there is a high demand for an online editing service. The surveys were designed to find out if a market existed for Einscribe. The surveys were carried out at Capilano College, Kwantlen College, Simon Fraser University, and the University of British Columbia. Of the male and female students who filled out a survey 71.43% said they would use the service. Broken down by gender more females than males would use the online editing service. This works out to be 77.14% female and 60.0% males.

The type of institution was also a consideration in designing the survey. Therefore, two four-year degree granting institutions, Simon Fraser University and the University of British Columbia, were selected as well as two diploma granting institutions, Capilano College and Kwantlen College. The results varied in the sense that at SFU 71.43% of the students surveyed said they would use Einscribe's service; whereas, at UBC only 59.02% were interested. The results were similar for the diploma granting institutions. Only 58.14% of the students at Capilano College would be keen on submitting their papers for online editing. However, at Kwantlen College this number increased by over 30%, with 90.14% wanting to use the service. By and large this research indicates that no matter the type of institution students are ready for Einscribe.

Many students at post secondary institutions are international students and largely use English as second language. Therefore, of the ESL students surveyed, 82.50% of females and 66.67 of males said they would be very keen on using an online editing service. This results in 77.59% of ESL students saying yes to Einscribe.

According to statistics provided by Statistics Canada, in 1997-98 total enrolment all institutions of higher education and degree granting institutions was 1,312,992 students. Over the last two decades total enrolment has increased substantially to 1,321,316 students in 1998-99. This is an increase of 8,324 students or 63.40%. The growth is largely due to increase in population and a large emphasis on post secondary education.

American Student Market

Student enrolment in the United States has was 14,345,416 in 1997 as reported in the last American Census. The projected enrolment for institutions of higher education in 2009 is 16,336,000 students. Please see the U.S. Department of Education, National Center for Education Statistics, Fall Enrolment in Institutions of Higher Education; Integrated Postsecondary Education Data System (IPEDS), "Fall Enrolment" surveys; Projections of Education Statistics to 2009; and U.S. Department of Commerce, Bureau of the Census, Current Population Reports, Social and Economic Characteristics of Students, various years.

Einscribe will be targeting four-year institutions largely due to their size and student population base. The total enrolment was 7,570,608 students in 1980. However, over the last 20 years enrolment has increased to 8,896,765 students or 17.51%. By 2007 the student base is expected to grow by 16%. Please see the same source as above.

Changes in age-specific enrolment rates and university-age populations will affect enrolment levels over the next 12 years. Over the projection period, the 18 to 24-year-old population is projected to increase by 16%. The 25- to 29-year-old population is projected to increase by 10 percent between 2002 and 2007. College enrolment is projected to rise to 16.1 million by the year 2007, an increase of 16 percent from 1995. This will represent an average annual growth rate of 1.2% over the projection period. The 18 to 24-year-old population is projected to increase 16% by the year 2007. This increase in the younger population is expected to offset somewhat the decline in the number of 25- to 34-year-olds enrolled in college. Please see New Hampshire Business Review, 02/11/2000, Vol. 22 Issue 4, p15, 1/2p.

The number of degree granting institutions has increased substantially in the last twenty years. In 1980, the number of higher education institutions was 3,152. However, in 1998 this number had increased 28.93% to 4,064 institutions. Please see U.S. Small Business Administration's Office of Advocacy.

Canadian and American Small Business Market

American Small Business Market

The population of small firms is expanding, with a growth rate of between 2 percent and 3 percent a year. That's higher than the growth rate of the population and work force in general. Four million people start their own businesses each year. Between 600,000 and 800,000 of these new firms boast employees within the first 12 months. From all indications, this growth rate will continue for the future. More specifically, Einscribe's secondary target market, the Business Services sector of small business, has been growing at an exponential rate. For example, this sector created 568,000 jobs in 1998. Therefore, the market will continue to grow, as individuals do not have the time to edit their own documents, proposals, and reports.

The reference source for the above statistical information is: Paul Willax, New Hampshire Business Review, 02/11/2000, Vol. 22 Issue 4, p.15, 1/2p.

Canadian Small Business Market

There has been a tremendous amount of small business growth in Canada over the past decade. The report, Small Business Profile 2000, shows the number of small businesses in BC alone grew from 240,,000 in 1990 to 363,000 in 1999 an increase of 29%. The report also shows small businesses account for 99% of all businesses in the province and 949,000 jobs. 87.6 percent of established businesses in Canada have fewer than 10 employees, 93.5 percent have fewer than 20 employees and 99.0 percent have fewer than 100 employees. Currently, there are 256,730 small businesses in the Business Services sector.

Promotional Plan

Post Secondary Promotional Plan

Grass Roots Marketing

Marketing campaigns will take place on university campuses in the form of a "blitz" team. This team will go to university campuses, recruit individuals for promotions, and distribute marketing materials on site and during Einscribe sponsored events. Contra services will be used extensively to gain brand awareness with students. For example, Einscribe will enter into agreements to provide advertising for student union events and publications in return for advertising in their own promotional material.

Affiliate Program

An affiliate program will be used to increase site traffic and to supplement revenues. Research indicates that affiliate programs are very effective in accomplishing these goals while at the same time costing very little to implement. There will be three tiers of affiliate programs offered by Einscribe:

  Internet Sites: Anyone who has an appropriate Internet site and would like to increase their ad revenue will have the opportunity to provide an Einscribe button on their web page. If someone surfing their site clicks on this button, and proceeds to edit a document, the web site will receive 15% of the proceeds.
  Student Referrals: Anyone may become a referral partner for Einscribe. Einscribe will provide posters and promotional material (in downloadable pdf format) to those wishing to promote the service. They will be given a referral number, and a referral URL. If a customer uses the Einscribe service and quotes the referral number, the referrer will be given a 10% commission on business stemming from their referral.
  Campus Representatives: Campus representatives will be in charge of promoting Einscribe on their respective University campuses. Once a campus is added to the list, a customer will be able to choose which University they are from while uploading their document. The Campus Representative will get 5% of all proceeds from that selection.

Business Market Promotional Plan

We believe that the business market segment is a high growth opportunity. This market segment has very different needs than the Post Secondary market segment. Issues such as information sensitivity and consistency will have to be addressed. We will attempt to recruit Scribes with a business background to edit documents received from this market segment. Privacy issues will be mitigated through our recruitment process.

The test market for this promotional campaign will be the downtown Vancouver core. We will implement a fax, mail and grass roots marketing program to build brand awareness among the test business market.

Pricing Strategy

Market research indicates that people are using online editing services and paying a premium price as demonstrated through the service offering of Radium's major competitor, Cyber Edit, Inc.

We intend to use a low-cost, market-penetration pricing strategy. A low initial price will be set in order to gain access into the market quickly. In conjunction with the promotional blitz, the pricing strategy will allow us to attract a large number of consumers quickly and win a large portion of the market share. The online editing market is highly price sensitive, so by setting a low price we anticipate being able to penetrate the market quickly.

Editing Price Structure

Standard Proofreading Packages (includes: proofreading and grammar checking, as well as a one-page synopsis of the document)

  "Edit Express" 24 hour: $8.00 USD per 250 words
  "Standard" 48 hour: $3.50 USD per 250 words

Deluxe Proofreading & Editing (includes: proofreading and grammar checking, editing and suggested sentence changes / corrections, a one page synopsis of the document, and an analysis or pre-grading of the document)

  "Edit Express" 24 hour: $10.00 USD per 250 words
  "Standard" 48 hour: $6.50 USD per 250 words

We believe that the pricing strategy we intend to pursue will position our service as high-quality. The pricing strategy we intend to pursue will position our services as high-quality, although not as highly priced as some of the competition. Editors will receive 50% of the document editing cost as contract payment.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Scott-Moncrieff, Whittle and Peters, our officers and directors, who have received no compensation to date. Messrs. Scott-Moncrieff, Whittle and Peters, do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

RISK FACTORS

1. We have no operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and only just recently raised necessary working capital through our SB-2 offering. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $21,416. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive online document editing services industry. Therefore, the revenue and income potential of our business model is unproven.

2. If we are unable to successfully market our online document editing service then our business will fail.

We must successfully market our online document editing services to our target market, businesses and students. To undertake a moderate marketing and sales effort of our online document editing services we may require additional financing. We may not be able to obtain such additional funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

3. We may require additional financing for further development and marketing of the Einscribe editing service. If we are unable to raise this financing we will not be able to pay these expenses and we may go out of business.

We may require additional funding beyond and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

4. Even though we will treat our editing software programs as proprietary, our editing software is not protected by any patents and accordingly, if we are unable to protect our intellectual property rights, our proposed business will fail.

Although we intend to apply for copyright registration in the United States and Canada for Einscribe, it is not protected by any patents. We treat all of our software programs and their associated technology as proprietary. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

5. We face substantial competition from established and new companies in our industry. If we are unable to compete with these companies our proposed business will fail.

We face intense competition from established and new online document editing service companies. We may not be able to compete effectively with these companies now or in the future. Many of our potential competitors have significantly greater financial, marketing, technical and other competitive resources, as well as greater name recognition, than we have. As a result, our competitors may be able to adapt more quickly to changes in consumer requirements or may be able to devote greater resources to the promotion and sale of their services. We may not be able to compete successfully with our potential and existing competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their services. An increase in competition could result in price reductions and loss of market share and could have a material adverse effect on our business, financial condition or results of operations. To be competitive we will need to continue to invest in sales and marketing. We may not have sufficient resources to make such investments necessary to remain competitive. In addition, current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships, to increase the visibility and utility of their services. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share. If we are unable to compete with companies in the online document editing services industry, our proposed business will fail and you will lose your entire investment.

6. Because our directors have foreign addresses this may create potential difficulties relating to service of process in the event that you wish to serve them with legal documents.

None of our current directors and officers have resident addresses in the United States. They are all resident in Canada. Because our officers and directors have foreign addresses this may create potential difficulties relating to the service of legal or other documents on any of them in the event that you wish to serve them with legal documents. This is because the laws related to service of process may differ between Canada and the US. However, similar difficulties could not be encountered in serving the company, proper, since the company's registered address is located in the United States at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501. In addition, the company's US counsel are located 699B Sierra Rose Drive, Reno, Nevada 89511.

7. We will need to establish, protect, and promote our trade name to operate profitably.

We use the trade name "Einscribe" in connection with our business and plan to use it in connection with our proposed website. Our trade name is not registered with the United States Patent and Trademark Office or any state trademark office. Further, we have not developed a specific trademark to serve as a source identifier for our services. We believe a trademark will be important to our ability to create and sustain demand for our services, our website, and future offerings of advertising space or marketing strategies. Although our operations have not been restricted as a result of any trademark disputes, significant obstacles may arise as we develop our trademark and expand our business into new geographic markets. In addition, it may be determined that our trademark violates the proprietary rights of others. Our trademark may not be upheld if challenged and we may be prevented from using this trademark, which could harm our ability to make a profit.

8. Our officers and directors will be devoting only a fraction of their professional time to our activities.

Our current officers and directors will be devoting only approximately 5% of their professional time to our operations. Our management's lack of devotion of time may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by management devoting their full time and attention to our company.

9. If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is in part dependent upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate we may incur unnecessary costs that could result in the failure of our business and you losing your entire investment.

10. Because we are a penny stock, you may be unable to resell your shares.

Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

11. Messrs. Scott-Moncrieff and Whittle control the company.

Messrs. Scott-Moncrieff and Whittle own 2,000,000 shares. As a result, Messrs. Scott-Moncrieff and Whittle are able to elect all of our directors and control our operations and your ability to cause a change in the course of our operations is eliminated. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board.

12. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 2,000,000 shares of common stock are owned by our two officers and directors. They paid an average price of $0.001 per share. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our offices are located at 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9. Our telephone number is (604) 782-0552. Our offices are provided by a related party/shareholder without charge. We believe such costs are immaterial.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the Second quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 3,632,450 shares of common stock outstanding as of July 29, 2003, 3,000,000 shares were owned by officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At July 29, 2003, there were 49 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

We were incorporated on May 22, 2002 and on April 30, 2002 we acquired all of the assets of Einscribe Group Inc., an online document editing company. Since April 30, 2002 we have been engaged in the development and marketing of our online editing services offered through the World Wide Web at http://www.einscribe.com. Our principal capital resources have been acquired through the issuance of common stock and from shareholder loans.

One June 3, 2003, we completed our public offering by raising $61,745. We sold 617,450 shares of our common stock at an offering price of ten cents per share.

As of April 30, 2003, we had raised $13,500 through our offering by selling 135,000 shares of our common stock at an offering price of ten cents per share.

At April 30, 2003, we had negative working capital of $16,762 compared to a negative working capital of $16,500 at April 30, 2002.

At April 30, 2003, our total assets of $16,470 which consisted of cash and our website.

At April 30, 2003, we had revenues of $1,076. Although there may be insufficient capital to fully implement our proposed marketing and promotional plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We believe we can satisfy our cash requirements until April 2004, and will have to raise additional cash thereafter.

We will be conducting ongoing product research and development in respect of our document editing software.

We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees. Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our company posted a loss of $19,416 for the year ending April 30, 2003. The principal component of the loss consisted of general and administrative expenses.

Operating expenses for the year ending April 30, 2003 were $20,492 as compared to the short year ending April 30, 2002 which were $2,000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Jamie Scott-Moncrieff, Chief Executive Officer and Earnest Peters, Chief Financial Officer of the Company certify that:

1) We have reviewed this annual report on Form 10-QSB of the Company;

2) Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

By:_/s/ Jamie Scott-Moncrieff President, CEO, Secretary & Director	By:_/s/ Earnest Peters Treasurer, Chief Financial Officer & Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Radium Ventures, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Radium Ventures, Inc. as of April 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from April 22, 2002 (Inception) through April 30, 2002 and for the period from April 22, 2002 (Inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radium Ventures, Inc. as of April 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period from April 22, 2002 (Inception) through April 30, 2002 and for the period from April 22, 2002 (Inception) through April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

June 30, 2003

RADIUM VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

April 30, 2003
ASSETS

Current assets
Cash	$ 3,609
Total current assets	3,609

Property and equipment, net	12,861

TOTAL ASSETS	$ 16,470

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Shareholder advances	$ 20,371
Total current liabilities	20,371

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 30,000,000 shares authorized, 3,150,000 shares issued and outstanding	3,150
Additional paid in capital	14,365
Deficit accumulated during the development stage	(21,416)
Total Stockholders' Deficit	(3,901)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 16,470

See accompanying summary of accounting policies and notes to financial statements.

RADIUM VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended April 30, 2003	Inception through April 30, 2002	Inception through April 30, 2003

Revenue	$ 1,076	$ -	$ 1,076

General and administrative	(20,492)	(2,000)	(22,492)

Net loss	$ (19,416)	$ (2,000)	$ (21,416)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	3,042,342	3,003,750

See accompanying summary of accounting policies and notes to financial statements.

RADIUM VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from April 22, 2002 (Inception) through April 30, 2003

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock to founders for cash	3,000,000	$ 3,000	$ 1,000	$ -	$ 4,000
Issuance of common stock for assets	15,000	15	-	-	15
Net loss	-	-	-	(2,000)	(2,000)
Balance, April 30, 2002	3,015,000	3,015	1,000	(2,000)	2,015
Issuance of common stock for cash	135,000	135	13,365	-	13,500
Net loss	-	-	-	(19,416)	(19,416)

Balance, April 30, 2003	3,150,000	$ 3,150	$ 14,365	$ (21,416)	$ (3,901)

See accompanying summary of accounting policies and notes to financial statements.

RADIUM VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2003	Inception through April 30, 2002	Inception through April 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (19,416)	$ (2,000)	$ (21,416)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization	5,654	-	5,654
Changes in:
Accounts payable	(2,000)	2,000	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,762)	-	(15,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(18,500)	(18,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	13,500	4,000	17,500
Proceeds from shareholder advances	1,871	18,500	20,371
CASH FLOWS FROM FINANCING ACTIVITIES	15,371	22,500	37,871

NET CHANGE IN CASH	(391)	4,000	3,609
Cash, beginning of period	4,000	-	-
Cash, end of period	$ 3,609	$ 4,000	$ 3,609

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ 15	$ 15

See accompanying summary of accounting policies and notes to financial statements.

RADIUM VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Radium Ventures, Inc. ("Radium") was incorporated in Nevada on April 22, 2002, to engage in document editing that utilizes the Internet as a distribution channel. Currently, Radium has limited operations and is a development stage company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Amortization is computed by applying the straight-line method over the estimated useful lives of software and the web site (three years). Radium performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

Radium recognizes revenue when persuasive evidence of an arrangement exists, services have been performed, the sales price is fixed or determinable and collectibility is probable.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Radium does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Radium's results of operations, financial position or cash flow.

NOTE 2 - INCOME TAXES

For the year ended April 30, 2003 and period ended 2002, Radium has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $21,416 at April 30, 2003, and will expire in the years 2022 through 2023.

Deferred income taxes consist of the following at April 30, 2003:

Long-term:
Deferred tax assets	$ 7,000
Valuation allowance	(7,000)
$ -

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of a website and related software totaling $18,515 less $5,654 of amortization as of April 30, 2003. The website was placed in service in June 2002.

The website and the related software was acquired on April 30, 2002 from Einscribe Group, Inc. for $8,500 in cash and 15,000 shares of common stock valued at $15 or $.001 per share. Radium made additional improvements to the website.

NOTE 4 - COMMON STOCK

From January 03 through April 03, Radium issued 135,000 shares of common stock for $13,500 or $0.10 per share to individuals.

In April 2002, Radium issued 3,000,000 shares of common stock for $4,000 or $0.0013 per share to its founders.

In April 2002, Radium issued 15,000 shares of common stock for assets valued at $15 or $0.001 per share or the fair value of the assets received.

NOTE 5 - RELATED PARTY TRANSACTIONS

Radium has received advances from shareholders totaling $20,371 as of April 30, 2003. The advances are payable upon demand.

Radium neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - SUBSEQUENT EVENTS

From May 03 through June 03, Radium issued 482,450 shares of common stock for $48,245 or $0.10 per share to individuals.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to April 30, 2003, included in this report have been audited by Malone & Baily, PLLC, 2080-5444 Westheimer Rd. Houston TX, 77056 as set for in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Earnest Peters		Treasurer and a member of the Board of Directors
James Scott-Moncrieff	27	President, Secretary and a member of the Board of Directors
Shane Whittle	26	Vice President and a Member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

James Scott-Moncrieff has been our President, Secretary and a member of our board of directors since inception.

February 2003 - Present: North Shore Credit Union: Member services representative involved in Consumer credit and retail banking.

April 2001 - Present: Provide business consulting services as an independent consultant.

May 2002 - February 2003: Provide business consulting services as an independent consultant to Clearbridge Capital Corp., a private company that provides office space and business development services to small businesses. Mr. Scott-Moncrieff was not a principal of Clearbridge. There is no affiliation between Radium Ventures and Clearbridge Capital, other than that Clearbridge has used the editing services of Radium Ventures.

July 2001 - Sept 2001: Provided corporate communication and business consulting services as an independent consultant to Pallaum Minerals Ltd., an oil & gas exploration company. Mr. Scott-Moncrieff was not a principal of Pallaum.

April 2001 - June 2001: Developed business and marketing plan as an independent consultant for G & D Management, a private company. Mr. Scott-Moncrieff was not a principal of G &D.

Sept 2000 - March 2001: Sales assistant to Broker at Canaccord Capital Corp., a private Canadian brokerage firm.

Sept. 1999 - Sept. 2000: Completed Bachelor's Degree in Commerce from Royal Roads University.

Sept. 1996 - Sept. 1999: Completed degree from Capilano College in Business Administration.

Feb. 1998 - Aug 1998: Provided corporate and investor communications services to Bennett Environmental Inc., a public Canadian company trading on the Toronto Stock and Amex stock exchanges.

June 1997 - Sept 1997: Employed as a wire operator for Midland Walwyn, a private brokerage absorbed by Merrill Lynch.

Earnest Peters has been our Treasurer and a member of our board of directors since July 14, 2003.

Nov. 2002 - Present: Director of Calypso Acquisition Corp.

June 14, 2002 - Present: Director of Calypso Developments Ltd.

Aug 1988 - June 2000: Director of Copper Creek Ventures Ltd., an natural resource company currently involved in the exploration and development of natural gas.

April 1990 - May 1995: Director of Aquila Energy Corp

April 1996 - May 2000: Director of Foundation Resources

February 1995 - June 2000: Director of Solitaire Minerals Corp.

Shane Whittle has been our Vice President and a member of our board of directors since inception.

April 2002 - Present: Director and President of Global Industries Corp., a private natural resource company.

Jan 1999 - Present: Sole proprietor, running promotions for client companies in the food & beverage industry including nightclubs, restaurants, boat cruises and other special events. Client companies include the The Up'N Down restaurant, the Cat's Meow. Also provided management consulting to A&A Gas fireplaces.

Feb. 1997 - Sept. 1999: Manager of the Cactus Club Restaurant.

Education:

Sept. 1995 - June 1999: Attended Capilano College's business program part time.

Sept. 1994 - June 1995: Attended BCIT's international business program.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

Our officers and directors have received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 28, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
James Scott-Moncrieff	1,000,000	President, Secretary and Member of the Board of Directors	27.64%
Shane Whittle	1,000,000	Vice President and Member of the Board of Directors	27.64%
Earnest Peters	- 0 -	Treasurer and Member of the Board of Directors	0%
Paul Chow	1,000,000	N/A	27.64%
All Officers and Directors as a Group	2,000,000		82.93%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception Mr. Scott-Moncrieff and Mr. Whittle and Mr. Paul Chow have advanced loans to us in the total sum of $20,370, which were used for organizational and start-up costs, offering expenses and operating capital. The loans are non interest bearing and have not yet been repaid. There are no specific terms of repayment. These loans are not interest bearing and do not have specific terms of repayment.

On July 14, 2003, Mr. Chow resigned as our Treasurer and a member of our board of directors. Mr. Chow resigned to pursue other business opportunities.

On July 14, 2003, Mr. Peters was appointed as our Treasurer and as a member of our board of directors.

On December 6, 2002, the Securities and Exchange Commission declared our Form SB-2 registration statement effective.

On June 3, 2003, we completed our public offering by raising $61,745. We sold 617,450 common shares at an offering price of ten cents per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed one Form 8-K since inception. On July 15, 2003 we filed a Form 8-K in respect of the resignation of Mr. Paul Chow. Effective July 14, 2003, Mr. Chow resigned as our Treasurer and as a member of our board of directors. Subsequent to Mr. Chow's resignation, Mr. Earnest Peters was appointed as Treasurer and to our board of directors.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-96743 on July 19, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Asset Purchase Agreement Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July, 2003.

By:_/s/ Jamie Scott-Moncrieff_______ President, CEO, Secretary & Director
Date: July 28, 2003