Form 10QSB
period 2003-07-31
RADIUM VENTURES INC
filed 2003-09-04
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended July 31, 2003

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
(604) 782-0552
Issuer's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer:

1.     filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and

2.     has been subject to such filing requirements for the past 90 days. Yes  [X ]    No  [ ]

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of July 31, 2003 there were 3,632,450 common shares issued and outstanding.

RADIUM VENTURES, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of July 31, 2003 (unaudited), for the year ended April 30, 2003.
Statements of Operations for the cumulative period from incorporation to July 31, 2003, for the three month period ended July 31, 2003
Statements of Cash Flow for the cumulative period from incorporation to July 31, 2003, for the three month period ended July 31, 2003
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3 - Controls and Procedures
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATIONS

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB.
The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

_______________________________________________________________________________________________

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	July 31,	April 30,
	2003	2003
ASSETS	Unaudited
Current assets
Cash	$ 50,253	$ 3,609
Total current assets	50,253	3,609
Property and equipment, net	11,319	12,861

TOTAL ASSETS	$ 61,572	$ 16,470
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Shareholder advances	$ 20,571	$ 20,371
Total current liabilities	20,571	20,371
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 30,000,000 shares authorized, 3,632,450 and 3,150,000 shares issued and outstanding	3,632	3,150
Additional paid in capital	62,128	14,365
Deficit accumulated during the development stage	(24,759)	(21,416)
Total Stockholders' Equity (Deficit)	41,001	(3,901)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 61,572	$ 16,470

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended July 31,		Inception through July 31,
	2003	2002	2003
Revenue	$ -	$ -	$ 1,076
General and administrative	(3,343)	(3,179)	(25,835)

Net loss	$ (3,343)	$ (3,179)	$ (24,759)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,490,474	3,015,000

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months Ended July 31,		Inception through July 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,343)	$ (3,179)	$ (24,759)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization	1,542	1,028	7,196
Changes in:
Accounts payable	-	(2,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,801)	(4,151)	(17,563)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	(18,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	48,245	-	65,745
Proceeds from shareholder advances	200	-	20,571
CASH FLOWS FROM FINANCING ACTIVITIES	48,445	-	86,316
NET CHANGE IN CASH	46,644	(3,263)	50,253
Cash, beginning of period	3,609	4,000	-
Cash, end of period	$ 50,253	$ 737	$ 50,253
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

See notes to interim condensed financial statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Radium Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the
SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form
10-KSB, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH THE COMPANY'S MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH THE COMPANY'S FORM 10-KSB.

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

At July 31, 2003, we had positive working capital of $29,682 compared to negative working capital of $16,762 at April 30, 2003.

At July 31, 2003, our Company's total assets of $61,572 consisting of cash and property and equipment. This compares with our Company's assets at April 30, 2003 of $16,470, which consisted of cash and property and equipment.

At July 31, 2003, our Company's total liabilities were $20,571, compared to our liabilities of $20,371 at April 30, 2003.

Although there may be insufficient capital to fully implement our proposed marketing and promotional plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $3,343 for the three months ending July 31, 2003. The principal component of these losses consisted of general and administrative expenses.

Radium was formed on April 22, 2002. However there was no activity from inception through July 31, 2002, therefore, no comparison to the prior period is relevant.

Item 3. Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief
Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the
Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

_______________________________________________________________________________________________

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 6, 2002 our Form SB-2 registration statement was declared effective. Pursuant to the registration statement we were entitled to offer up to 3,000,000 shares of common stock at a price of $0.10 per share for period of ninety (90) days, with an option to extend our offering period for an additional ninety (90) days. We extended our offering period for an additional ninety (90) days and on June 3, 2003 we closed the offering, issuing a total of 617,450 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

(a) Exhibits

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RADIUM VENTURES, INC.

(Registrant)

By:___/s/ James Scott-Moncrieff______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: September 3, 2003	Date: September 3, 2003

_______________________________________________________________________________________________

CERTIFICATION OF JAMES SCOTT-MONCRIEFF PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, James Scott-Moncrieff, President and Principal Executive Officer of Radium Ventures, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

The Quarterly Report on Form 10-QSB of the Company for the period ended July 31, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 3, 2003	By:	/s/ James Scott-Moncrieff
James Scott-Moncrieff President, Principal Executive Officer and Secretary and Director

_______________________________________________________________________________________________

CERTIFICATION OF ERNEST PETERS PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Ernest Peters, Treasurer, Principal Accounting Officer and Director of Radium Ventures, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)

The Quarterly Report on Form 10-QSB of the Company for the period ended July 31, 2003 (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 3, 2003	By:	/s/ Ernest Peters
Ernest Peters Treasurer, Principal Accounting Officer and Director