Form 10QSB
period 2003-10-31
RADIUM VENTURES INC
filed 2003-12-12
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended Oct 31, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of Dec. 12, 2003 there were 2,632,450 common shares outstanding.

- page 1 -

RADIUM VENTURES, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of Oct 31, 2003 (unaudited), for the year ended April 30, 2003.
Statements of Operations for the cumulative period from incorporation to Oct 31, 2003, for the three month period ended Oct 31, 2003
Statements of Cash Flow for the cumulative period from incorporation to Oct 31, 2003, for the three month period ended Oct 31, 2003
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3 - Controls and Procedures
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATION

- page 2 -

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Sinewire Networks Inc. The Company's actual results may differ significantly from management's expectations.

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

- page 3 -

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	October 31,	April 30,
	2003	2003
ASSETS	Unaudited
Current assets
Cash	$ 45,210	$ 3,609
Prepaid expenses	20	-
Total current assets	45,230	3,609
Property and equipment, net	10,519	12,861

TOTAL ASSETS	$ 55,749	$ 16,470
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 2,333	$ -
Shareholder advances	21,313	20,371
Total current liabilities	23,646	20,371
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 30,000,000 shares authorized, 2,632,450 and 3,150,000 shares issued and outstanding	2,632	3,150
Additional paid in capital	61,794	14,365
Deficit accumulated during the development stage	(32,323)	(21,416)
Total Stockholders' Equity (Deficit)	32,103	(3,901)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 55,749	$ 16,470

- page 4 -

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,		Inception through October 31,
	2003	2002	2003	2002	2003
Revenue	$ -	$ 1,076	$ -	$ 1,076	$ 1,076
General and administrative	(7,565)	(1,561)	(10,908)	(4,740)	(33,399)

Net loss	$ (7,565)	$ (485)	$ (10,908)	$ (3,664)	$ (32,323)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	3,186,798	3,015,000	3,338,636	3,015,000

- page 5 -

RADIUM VENTURES, INC.
A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Six Months Ended October 31,		Inception through October 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (10,908)	$ (3,664)	$ (32,323)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	3,084	2,570	8,737
Changes in:
Prepaid expense	(20)	-	(20)
Accounts payable	2,333	(2,000)	2,333
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,511)	(3,094)	(21,273)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(742)	-	(19,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	48,245	-	65,745
Purchase of common stock	(1,333)	-	(1,333)
Proceeds from shareholder advances	942	1,871	21,313
CASH FLOWS FROM FINANCING ACTIVITIES	47,854	1,871	85,725
NET CHANGE IN CASH	41,601	(1,223)	45,210
Cash, beginning of period	3,609	4,000	-
Cash, end of period	$ 45,210	$ 2,777	$ 45,210
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

- page 6 -

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Radium Ventures, Inc. ("Radium") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

In September 2003 Radium purchased 1,000,000 shares back from a former officer for $1,333.33. The shares were cancelled immediately.

- page 7 -

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

We have temporarily suspended implementation of our marketing plan, as we are currently integrating a new merchant account credit card processor, which is estimated to be completed in January of 2004. Upon completion of the integration, we will continue to implement our marketing plan.

At Oct. 31, 2003, we had positive working capital of $21,584 compared to negative working capital of $17,594 at Oct 31, 2002 and positive working capital of $16,762 at April 30, 2003.

At Oct. 31, 2003, our Company's total assets of $55,749 consisted of cash and property and equipment. This compares with our Company's total assets of $18,722 at Oct. 31, 2002, which consisted of cash and property and equipment; and total assets at April 30, 2003 of $16,470, which consisted of cash and property and equipment.

At Oct. 31, 2003, our Company's total liabilities were $23,646 compared to our liabilities of $20,371 at Oct 31, 2002 and total liabilities of $20,371 at April 30, 2003.

For the three months ended Oct. 31, 2003 our revenues were $NIL. This compares to revenues of $1,076 for the three months ended Oct. 31, 2003 and revenues of $1,076 for the year ended April 30, 2003.

Although there may be insufficient capital to fully implement our proposed marketing and promotional plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $7,565 for the three months ending Oct. 31, 2003, losses of $10,908 for the six months ending Oct. 31, 2003 and losses of $32,323 since inception through Oct. 31, 2003. The principal component of these losses consisted of general and administrative expenses.

Operating expenses for the three months ending Oct. 31, 2003 were $$7,565 compared to operating expenses for the six months ending Oct. 31, 2003 of $10,908 and operating expenses of $33,399 since inception through Oct 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Ernest Peters, chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Peters concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

- page 8 -

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 12, 2003, 1,000,000 shares of common stock in the name of Paul Chow, a former director of the Corporation, were returned to the treasury of the Corporation. The return to treasury resulted in a reduction of the Company's total issued and outstanding share capital from 3,632,450 shares of common stock to 2,632,450. After the return to treasury, Mr. Chow is no longer a shareholder of the Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

3.2 Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

(10) Material Contracts

10.1 Asset Purchase Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

32.2 Section 906 Certification.

Reports on Form 8-K

On September 16, 2003, the Company reported that 1,000,000 shares of common stock in the name of Paul Chow, a former director of the Corporation, were returned to the treasury of the Corporation. The return to treasury resulted in a reduction of the Company's total issued and outstanding share capital from 3,632,450 shares of common stock to 2,632,450.

(99) Additional Exhibits

99.1 Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RADIUM VENTURES, INC.

(Registrant)

By:___/s/ James Scott-Moncrieff______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: Dec 12, 2003	Date: Dec 12, 2003