Form 10QSB/A
period 2002-07-31
RADIUM VENTURES INC
filed 2004-02-02
CIK 1174893

FORM 10-QSB/A
(Amended to include Exhibit 31.1)

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

SAFE HARBOR STATEMENT

This quarterly report on Form 10-QSB/A includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB/A are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Radium Ventures, Inc. The Company's actual results may differ significantly from management's expectations.

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

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	July 31, 2003	April 30, 2003
ASSETS	Unaudited
Current assets
Cash	$ 50,253	$ 3,609
Total current assets	50,253	3,609
Property and equipment, net	11,319	12,861

TOTAL ASSETS	$ 61,572	$ 16,470
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Shareholder advances	$ 20,571	$ 20,371
Total current liabilities	20,571	20,371
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 30,000,000 shares authorized, 3,632,450 and 3,150,000 shares issued and outstanding	3,632	3,150
Additional paid in capital	62,128	14,365
Deficit accumulated during the development stage	(24,759)	(21,416)
Total Stockholders' Equity (Deficit)	41,001	(3,901)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 61,572	$ 16,470

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

(a) Exhibits:

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

(b) Reports on Form 8-K

On July 14, 2003, we filed a Form 8-K disclosing that Mr. Earnest Peters was appointed to our board of directors and as our treasurer and that Paul Chow resigned as a director and treasurer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RADIUM VENTURES, INC.

(Registrant)

By: /s/ James Scott-Moncrieff______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: January 30, 2003	Date: January 30, 2003