Form 10QSB
period 2004-01-31
RADIUM VENTURES INC
filed 2004-03-15
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended January 31, 2004

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

As of March 10, 2004 there were 2,632,450 common shares issued and outstanding.

RADIUM VENTURES, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of January 31, 2004 (unaudited), for the year ended April 30, 2003.

Statements of Operations for the cumulative period from incorporation to January 31, 2004, for the three month period ended January 31, 2004, and for the nine month period ended January 31, 2004. (unaudited)

Statements of Cash Flow for the cumulative period from incorporation to January 31, 2004, for the nine month period ended January 31, 2004. (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
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

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	January 31, 2004	April 30, 2004
ASSETS	Unaudited
Current assets
Cash	$ 45,059	$ 3,609
Prepaid expenses	20	-
Total current assets	45,079	3,609
Property and equipment, net	8,977	12,861

TOTAL ASSETS	$ 54,056	$ 16,470
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 1,333	$ -
Shareholder advances	21,313	20,371
Total current liabilities	22,646	20,371
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 30,000,000 shares authorized, 2,632,450 and 3,150,000 shares issued and outstanding	2,632	3,150
Additional paid in capital	61,794	14,365
Deficit accumulated during the development stage	(33,016)	(21,416)
Total Stockholders' Equity (Deficit)	31,410	(3,901)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 54,056	$ 16,470

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended January 31,		Nine Months Ended January 31,		Inception through January 31,
	2004	2003	2004	2003	2004
Revenue	$ 1,749	$ -	$ 1,749	$ 1,076	$ 2,825
General and administrative	(2,442)	(8,890)	(13,350)	(13,629)	(35,841)

Net loss	$ (693)	$ (8,890)	$ (11,601)	$ (12,553)	$ (33,016)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,632,450	3,027,500	3,103,241	3,019,167

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Nine Months Ended January 31,		Inception through January 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,601)	$ (12,553)	$ (33,016)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	4,626	4,112	10,280
Changes in:
Prepaid expense	(20)	-	(20)
Accounts payable	1,333	(2,000)	1,333
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,662)	(10,441)	(21,423)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(742)	-	(19,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	48,245	7,000	65,760
Purchase of common stock	(1,333)	-	(1,333)
Proceeds from shareholder advances	942	1,871	21,313
CASH FLOWS FROM FINANCING ACTIVITIES	47,854	8,871	85,740
NET CHANGE IN CASH	41,450	(1,570)	45,059
Cash, beginning of period	3,609	4,000	-
Cash, end of period	$ 45,059	$ 2,430	$ 45,059
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

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

We have temporarily suspended implementation of our marketing plan, as we are currently integrating a new merchant account credit card processor. We had estimated that the integration would be completed by the quarter ended Jan 31, 2004, however, the application process took longer than estimated and subsequently we are still undergoing the application and integration process.

Upon completion of the integration, we will continue to implement our marketing plan. We are still able to process orders manually and had revenues of $1,749 for the quarter ended January 31, 2004. This compares with revenues of $NIL for the quarter ended Oct. 31, 2003 and revenues of $1,076 for the year ended April 30, 2003. Our revenues since inception are $2,825.

At January 31, 2004, we had positive working capital of $22,433 compared to positive working capital of $2,430 at January 31, 2003 and positive working capital of $16,762 at April 30, 2003.

At January 31, 2004, our Company's total assets of $54,056 consisted of cash and property and equipment. This compares with our Company's total assets of $17,090 at January 31, 2003, which consisted of cash and property and equipment; and total assets at April 30, 2003 of $16,470, which consisted of cash and property and equipment.

At January 31, 2004, our Company's total liabilities were $22,646 compared to our liabilities of $20,371 at January 31, 2003 and total liabilities of $20,371 at April 30, 2003. This is primarily the result of an increase in shareholder advances.

Although there may be insufficient capital to fully implement our proposed marketing and promotional plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of ($693) for the three months ending January 31, 2004. This compares to losses of ($11,601) for the nine months ending January 31, 2004 and losses of ($33,016) since inception through January 31, 2004.

Operating expenses for the three months ending January 31, 2004 were ($2,442) compared to operating expenses for the nine months ending January 31, 2004 of ($13,350) and operating expenses since inception through Jan 31, 2004 of ($35,841).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

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

 RADIUM VENTURES, INC.

(Registrant)

By:/s/ James Scott-Moncrieff______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: March 10, 2004	Date: March 10, 2004