Form 10KSB
period 2004-04-30
RADIUM VENTURES INC
filed 2004-07-29
CIK 1174893

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - April 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

336-96743
Commission file number

RADIUM VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

98-0372720
(Employer Identification No.)

2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9
(Address of principal executive offices, including zip code.)

(604) 733-4439
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

YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. April 30, 2004 - $1,749.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

632,450 common shares @ $0.01(1) = $6,325
(1) Average of bid and ask closing prices on July 27, 2004.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: July 27, 2004 - 2,632,450 shares of Common Stock.

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

ITEM 1: DESCRIPTION OF BUSINESS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Radium" mean Radium Ventures Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on March 26, 2002. We filed our Initial List of Officers and Directors with the Nevada Secretary of State and commenced proposed operations on April 22, 2002. We maintain our statutory registered agent's office at 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9. Our telephone number is (604) 733-4439. Our offices are provided by a related party without charge.

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

Students and business people are able to access our editing services through a website located at the URL: www.Einscribe.com. Once at the site, clients are able to establish a personal user profile and then submit a document in the same way an attachment is made with an email. The system accepts Word and text documents along with payment via a major credit card. Documents are then forwarded to a certified editor or "Scribe" who has some knowledge or experience related to the subject area of the document. This allows the Scribe to provide value-added services such as content recommendations.

The Einscribe.com online document editing system is fully operational at present and 200 certified scribes are available to edit submitted documents. However, the company requires funds from this offering to implement the marketing program necessary to establish consumer awareness as to its available service offering. Proceeds raised in this offering will be used to implement the marketing program to attract potential users to the Einscribe.com site. We currently have no future product/service development. Costs involved in providing the current service offering include web hosting and credit card processing. Web hosting is a fixed expense while credit card processing is determined by the number of transactions. Neither is particularly large.

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

Our current facilities consist primarily of office space in North Vancouver, British Columbia, Canada, large enough to handle the day to day company administration. Web hosting does not require any office space, as it is currently being provided at no charge to Radium by Real Transactions Inc. If additional space is required to run the Einscribe.com website beyond what can be provided by Real Transactions Inc., Radium will lease server space from a local third party provider at an estimated cost of $50 per month.

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

Scribe Certification

To become a certified "Scribe" applicants must go through a three-step certification process.

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

Both websites utilize viral marketing techniques. Through referral programs the company provides students with the opportunity to earn commission income through promotion of the company's web sites. These techniques are very effective and low in cost, as the student or referring website absorbs the cost of marketing.

The online editing market is comprised of many individual editors who host their own brochure-type sites. Generally there is only one editor working these sites which greatly affects their ability to handle large volume. Independent sites are generally inefficient and open to fraud and security issues, as the sites often do not provide credit card authorization. In addition, these sites are not branded, not scalable, and difficult to find on search engines. Lastly, the pricing of independent editors can't compete with that of Einscribe - many of these small editing services charge a premium price and have a very slow turnaround time.

Target Market

We are targeting two primary markets - post-secondary student market and the business market. Primary research has shown that these two segments are the most likely to use Einscribe editing services. English-as-a-second-language students for example are under tremendous pressure from parents in their home country to achieve high grades. Accurate and error-free English is a must at the post secondary level and for ESL students Einscribe's service not only guarantees their papers are error-free, but provides the student with value added tutoring showing the student how to improve their writing skills.

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

The market research referred to in this section took place in the spring of 2001 and was undertaken by Einscribe itself. The research was performed through questionnaires, focus groups, and through conversations with corporate executives and entrepreneurs.

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

American Student Market

Student enrolment in the United States was 14,345,416 in 1997 as reported in the last American Census. The projected enrolment for institutions of higher education in 2009 is 16,336,000 students. Please see the U.S. Department of Education, National Center for Education Statistics, Fall Enrolment in Institutions of Higher Education; Integrated Postsecondary Education Data System (IPEDS), "Fall Enrolment" surveys; Projections of Education Statistics to 2009; and U.S. Department of Commerce, Bureau of the Census, Current Population Reports, Social and Economic Characteristics of Students, various years.

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

The reference source for the above statistical information is: Paul Willax, New Hampshire Business Review, 02/11/2000, Vol. 22 Issue 4, p.15, 1/2p.

Canadian Small Business Market

There has been a tremendous amount of small business growth in Canada over the past decade. The report, Small Business Profile 2000, shows the number of small businesses in BC alone grew from 240,000 in 1990 to 363,000 in 1999 an increase of 29%. The report also shows small businesses account for 99% of all businesses in the province and 949,000 jobs. 87.6 percent of established businesses in Canada have fewer than 10 employees, 93.5 percent have fewer than 20 employees and 99.0 percent have fewer than 100 employees.

Promotional Plan

Post Secondary Promotional Plan

Grass Roots Marketing

Marketing campaigns are intended to take place on university campuses in the form of a "blitz" team. This team will go to university campuses, recruit individuals for promotions, and distribute marketing materials on site and during Einscribe sponsored events. Contra services will be used extensively to gain brand awareness with students. For example, Einscribe intends to enter into agreements to provide advertising for student union events and publications in return for advertising in their own promotional material.

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

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Peters and Whittle, our officers and directors, who have received no compensation to date. Messrs. Peters and Whittle do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our business operations. Prospective investors should consider carefully the risk factors set out below.

1. We have no operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $36,595. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any significant revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive online document editing services industry. Therefore, the revenue and income potential of our business model is unproven. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete.

Based upon our proposed plans, we expect to incur significant operating costs and net losses in future periods. This will happen because there are substantial costs and expenses associated with the further research, development and marketing of our Einscribe document editing software. We may fail to generate revenues in the future. Failure to generate revenues will cause us to go out of business.

2. If we are unable to successfully market our online document editing service then our business will fail.

We must successfully market our online document editing services to our target market, businesses and students. We require at least $100,000 to undertake a moderate marketing and sales effort of our online document editing services. We may require additional funding beyond the funds raised in our SB-2 offering which closed on June 3, 2004, and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

3. We require additional financing for further development and marketing of the Einscribe editing service. If we do not raise more financing we will not be able to continue our proposed operations and an investor may lose his or her investment.

We require additional funding and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

We will depend exclusively on outside capital to pay for further marketing and deployment of our Einscribe editing software and service. Such outside capital may include borrowing. Capital may not be available to meet continuing development costs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our business will fail and an investor may lose his or her investment.

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

Our current officers and directors will be devoting only approximately 5% of their professional time to our operations. Our management's lack of experience and devotion of time may make us more vulnerable than others companies to certain risks, and it may also cause us to be more vulnerable to business risks associated with errors in judgment that could have been prevented by more experienced management. In particular, if management's estimates of expenditures are erroneous our business will fail and an investor may lose his or her investment. Our management's lack of previous experience may harm our operations or cause us to go out of business.

9. If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is in part dependent upon the accuracy of our management's estimates of expenditures. If such estimates are erroneous or inaccurate we may incur unnecessary costs that could result in the failure of our business and you losing your entire investment.

10. Unless we can establish significant sales of our Einscribe editing service, we will have no ability to generate revenues and an investor may lose his or her investment.

We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our editing services. We expect that these services will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our services is, therefore, critical to our future success and our ability to generate revenues. Failure to achieve broad market acceptance of our editing services, as a result of competition, technological change, or otherwise, would significantly harm our business. Our future financial performance will depend on the successful introduction and market acceptance of our editing services. There can be no assurance that we will be successful in marketing our editing services, and any failure to do so would significantly harm our business.

11. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent an investor from reselling its shares and may cause the price of the shares to decline.

12. Messrs. Scott-Moncrieff and. Whittle control the company.

Messrs. Scott-Moncrieff and Whittle own 2,000,000 shares. As a result, Messrs. Scott-Moncrieff and Whittle may be able to elect all of our directors and control our operations and your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board.

13. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 2,000,000 shares of common stock are owned by our officers, directors and affiliates. They paid an average price of $0.001 per share. Subject to the resale restrictions described in Rule 144 of the Securities Act of 1933, and otherwise, they will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

14. Changes in word processing technology may render our business plans obsolete. If we are unable to keep up with industry changes our proposed business will fail and an investor may lose his or her investment.

The software industry is a rapidly evolving and changing industry. Our business plan and software as it exists today relies on our target market using versions of MS Word that are compatible with our Einscribe software. Technological changes to MS Word may render our Einscribe software obsolete. If our software is incompatible with new versions of MS Word our business will fail and an investor may lose all of his or her investment. Although we will engage software developers to combat this threat, we have no experience in software development.

15. There is currently no public trading market for our common stock, so you may be unable to sell your shares.

There is currently no public trading market for our common stock. A market may never develop for our common stock. If a market does not develop, it will be very difficult, if not impossible for you to resell your shares.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our offices are located at 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9. Our telephone number is (604) 733-4439. Our offices are provided by a related party/shareholder without charge.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended April 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On May 6, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Radium Ventures, Inc." and under the symbol "RDIU".

On July 27, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.01.

At July 27, 2004, there were 47 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 2,632,450 shares of common stock outstanding as of July 27, 2004, 2,000,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775-322-0626; Facsimile 775-322-5623) is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

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

From May 1, 2003 to June 3, 2003 we issued 482,450 shares of common stock for $48,245 or $0.10 per share to individuals through our public offering.

At April 30, 2004, we had working capital of $20,396 compared to a negative working capital of $16,762 at April 30, 2003.

At April 30, 2004, our total assets of $50,478 which consisted of cash, property and equipment. This compares to assets of $16,470 for the year ended April 30, 2003. This change was due primarily to financing activities related to Radium's SB-2.

At April 30, 2004, we had revenues of $1,749 as compared to revenues of $1,076 for the year ended April 30, 2003. Although there may be insufficient capital to fully implement our proposed marketing and promotional plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We believe we can satisfy our cash requirements until October 2004, and will have to raise additional cash thereafter as there will be insufficient capital to continue with our business. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and continue implementing our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

The continuation of our business is dependent upon obtaining further financing, as well as achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to continue our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations

Our company posted a loss of $15,179 for the year ending April 30, 2004 as compared to the year ending April 30, 2003 which was $19,416. The principal component of the loss consisted of general and administrative expenses.

Operating expenses for the year ending April 30, 2004 were $16,928 as compared to the year ending April 30, 2003, which were $20,492.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $85,000 to continue operating our business and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$25,000
Operations
****Marketing expenditures, software development	$50,000
Working Capital	$10,000
Total	$85,000

As at April 30, 2004, we had working capital of $20,396. We anticipate that we will have to raise additional cash of a minimum of $50,000 as soon as possible, to allow us to continue operations, commence marketing of our business and make necessary modifications to our software with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for online document editing companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending April 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2005.

Employees

At present, we have no employees, other than Messrs. Peters and Whittle, our officers and directors, who have received no compensation to date. Messrs. Peters and Whittle do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Recently Issued Accounting Standards

In June 2002, FASB finalized FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The adoption of this statement is not expected to have a material impact on the Company's financial position and results of operations. FAS 146 is effective for exit and disposal activities initiated after December 31, 2002.

In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees and Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Recession of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2003 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2003 irrespective of a guarantor's year-end. We do not expect the adoption of FIN No. 45 to have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatory redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of April 30, 2004, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

We have historically incurred losses, and through April 30, 2004 have incurred losses of $36,595 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of June 27, 2004, we were in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Radium Ventures, Inc.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Radium Ventures, Inc. as of April 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from April 22, 2002 (Inception) through April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radium Ventures, Inc. as of April 30, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from April 22, 2002 (Inception) through April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Radium Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Radium has incurred losses through April 30, 2004 and 2003 totaling $15,179 and $19,416. Radium will require additional working capital to develop its business until Radium either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Radium's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

July 21, 2004

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

April 30, 2004
ASSETS
Current assets
Cash	$ 43,042
Total current assets	43,042
Property and equipment, net	7,436
TOTAL ASSETS	$ 50,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,333
Shareholder advances	$ 21,313
Total current liabilities	22,646
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 2,632,450 shares issued and outstanding	2,632
Additional paid in capital	61,795
Deficit accumulated during the development stage	(36,595)
Total Stockholders' Equity	27,832
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 50,478

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended April 30, 2004 and 2003
and Period from April 22, 2002 (Inception) through April 30, 2004

	Year Ended April 30, 2004	Year Ended April 30, 2003	Inception through April 30, 2004
Revenue	$ 1,749	$ 1,076	$ 2,825
General and administrative	(16,928)	(20,492)	(39,420)
Net loss	$ (15,179)	$ (19,416)	$ (36,595)
Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	2,987,472	3,042,342

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 22, 2002 (Inception) through April 30, 2004

	Common stock		Additional paid in capital	Deficit accumulated during the development stage	Total
	Shares	Amount

Issuance of common stock to founders for cash	3,000,000	$ 3,000	$ 1,000	$ -	$ 4,000
Issuance of common stock for assets	15,000	15	-	-	15
Net loss	-	-	-	(2,000)	(2,000)
Balance, April 30, 2002	3,015,000	3,015	1,000	(2,000)	2,015
Issuance of common stock for cash	135,000	135	13,365	-	13,500
Net loss	-	-	-	(19,416)	(19,416)
Balance, April 30, 2003	3,150,000	3,150	14,365	(21,416)	(3,901)
Issuance of common stock for cash	482,450	482	47,763	-	48,245
Buy back of shares from former officer	(1,000,000)	(1,000)	(333)	-	(1,333)
Net loss	-	-	-	(15,179)	(15,179)
Balance, April 30, 2004	2,632,450	$ 2,632	$ 61,795	$ (36,595)	$ 27,832

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended April 30, 2004 and 2003
and Period from April 22, 2002 (Inception) through April 30, 2004

	Year Ended April 30, 3004	Year Ended April 30, 2003	Inception through April 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15,179)	$ (19,416)	$ (36,595)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	6,167	5,654	11,823
Changes in:
Accounts payable	1,333	(2,000)	1,333
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,679)	(15,762)	(23,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(742)	-	(19,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	48,245	13,500	65,760
Purchase of common stock	(1,333)	-	(1,333)
Proceeds from shareholder advances	942	1,871	21,313
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,854	15,371	85,740
NET CHANGE IN CASH	39,433	(391)	43,042
Cash, beginning of period	3,609	4,000	-
Cash, end of period	$ 43,042	$ 3,609	$ 43,042
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

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

NOTE 2 - GOING CONCERN

For the years ended April 30, 2004 and 2003, Radium incurred losses totaling $15,179 and $19,416, respectively. Because of these recurring losses, Radium will require additional working capital to develop its business operations.

Radium intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Radium will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Radium's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Radium will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Radium. If adequate working capital is not available Radium may not develop its operations.

These conditions raise substantial doubt about Radium's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Radium be unable to continue as a going concern.

NOTE 3 - INCOME TAXES

For the year ended April 30, 2004, Radium has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $36,500 at April 30, 2004 will expire in the years 2022 through 2024.

Deferred income taxes consist of the following at April 30, 2004:

Long-term:
Deferred tax assets	$ 12,000
Valuation allowance	(12,000)
$ -

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of a website, related software, and a server totaling $19,259 less $11,823 of amortization as of April 30, 2004. The website was placed in service in June 2002 and the server in October 2003.

The server was acquired on September 29, 2003 from Einscribe Group, Inc. for $742 paid for by an advance from shareholder.

The website and the related software was acquired on April 30, 2002 from Einscribe Group, Inc. for $8,500 in cash and 15,000 shares of common stock valued at $15 or $.001 per share. Radium made additional improvements to the website.

NOTE 5 - COMMON STOCK

In September 2003 Radium purchased 1,000,000 shares back from a former officer for $1,333. The shares were cancelled immediately.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Radium has received advances from shareholders totaling $21,313 as of April 30, 2004. The advances are payable upon demand.

Radium neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 - SUBSEQUENT EVENTS

In May 2004, Radium paid back the advances from shareholders totaling $21,313 cash.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to April 30, 2004, included in this report have been audited by Malone & Bailey, PLLC, 2080-5444 Westheimer Rd. Houston TX, 77056 as set for in their report included herein.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary. Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As at June 27, 2004 the name, age and positions held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Earnest Peters	65	Treasurer and a member of the Board of Directors
Shane Whittle	28	President, Secretary and a Member of the Board of the Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Shane Whittle has been our President and, Secretary since May 20, 2004 and has been a member of our board of directors since inception.

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

April 1990 - May 1995: Director of Aquila Energy Corp

April 1996 - May 2000: Director of Foundation Resources

February 1995 - June 2000: Director of Solitaire Minerals Corp.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective June 27, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Radium Ventures Inc., 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9.

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

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in our fiscal year ended April 30, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 27, 2004, the beneficial shareholdings of persons or entities holding 5% (five percent) or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Shane Whittle	1,000,000	President, Secretary and Member of the Board of Directors	37.99%
Ernest Peters	- 0 -	Treasurer and Member of the Board of Directors	00.00%
James Scott-Moncrieff	1,000,000	Affiliate	37.99%
All Officers and Directors as a Group	2,000,000		37.99%

(1) Based on 2,632,450 shares of common stock issued and outstanding as of July 27, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

In September 2003, 1,000,000 common shares were cancelled in connection with the resignation of Paul Chow who is a former director and officer of Radium.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception our directors have advanced loans to us in the total sum of $21,313, which were used for organizational and start-up costs, offering expenses and operating capital. The loans were non interest-bearing and were repaid in May of 2004.

On July 14, 2003, Mr. Chow resigned as our Secretary and a member of our board of directors. Mr. Chow resigned to pursue other business opportunities.

On July 14, 2003, Mr. Peters was appointed as our Treasurer and as a member of our board of directors.

On June 3, 2003, we completed our public offering by raising $61,745. We sold 617,450 common shares at an offering price of ten cents per share.

On May 20, 2004 Mr. Scott-Moncrieff resigned as our President, Secretary and as a member of our board of directors. Mr. Scott-Moncrieff resigned to pursue other business opportunities.

On May 20, 2004 Mr. Whittle was appointed as our President and Secretary and remains a member of our board of directors.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On July 15, 2003 we filed a Form 8-K in respect of the resignation of Mr. Paul Chow. Effective July 14, 2003, Mr. Chow resigned as our Treasurer and as a member of our board of directors. Subsequent to Mr. Chow's resignation, Mr. Earnest Peters was appointed as Treasurer and to our board of directors.

On May 27, 2004 we filed a Form 8-K in respect of the resignation of Mr. James Scott-Moncrieff. Effective May 20, 2004, Mr. Scott-Moncrieff resigned as our President, Secretary and as a member of our board of directors. Subsequent to Mr. Scott-Moncrieff's resignation, Mr. Whittle was appointed as President and Secretary.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form Sb-2, filed on July 19, 2002).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form Sb-2, filed on July 19, 2002).
(10) Material Contracts
10.1	Asset Purchase Agreement (incorporated by reference from our Registration Statement on Form Sb-2, filed on July 19, 2002).
(14) Code of Ethics
14.1	Code of Business Conduct and Ethics.
(31) Section 302 Certifications
31.1	Certification
(32) Section 906 Certification
32.1	Certification
32.2	Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended April 30, 2004 and 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending July 31, 2003, October 31 and January 31, 2003 were approximately $5,000.

Audit Related Fees

For the fiscal years ended April 30, 2004 and 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended April 30, 2004 and 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totaled $0

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUM VENTURES INC.

By: /s/ Shane Whittle
Shane Whittle, President Secretary and Director
(Principal Executive Officer)

By: /s/ Ernest Peters
Ernest Peters, Treasurer and Director (Principal Financial
Officer and Principal Accounting Officer)

Date: July 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shane Whittle Shane Whittle	President, Secretary and Director	July 28, 2004
/s/ Ernest Peters Ernest Peters	Treasurer and Director	July 28, 2004