Form 10QSB
period 2004-07-31
RADIUM VENTURES INC
filed 2004-09-13
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended July 31, 2004

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
(604) 719-5380
Issuer's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report

Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2004 there were 2,632,450 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

July 31, 2004
ASSETS
Current assets
Cash	$ 18,237
Total current assets	18,237
Property and equipment, net	5,893

TOTAL ASSETS	$ 24,130
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,333
Total current liabilities	1,333
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 2,632,450 shares issued and outstanding	2,632
Additional paid in capital	61,795
Deficit accumulated during the development stage	(41,630)
Total Stockholders' Equity	22,797

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 24,130

RADIUM VENTURES, INC.|
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended July 31, 2004 and 2003
and Period from April 22, 2002 (Inception) through July 31, 2004

	Three Months Ended July 31,		Inception through July 31,
	2004	2003	2004
Revenue	$ -	$ -	$ 2,825
General and administrative	(5,034)	(3,343)	(44,455)

Net loss	$ (5,034)	$ (3,343)	$ (41,630)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,632,450	3,490,474

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended July 31, 2004 and 2003
and Period from April 22, 2002 (Inception) through July 31, 2004

	Three Months Ended July 31,		Inception through July 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,034)	$ (3,343)	$ (41,630)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	1,542	1,542	13,366
Changes in:
Accounts payable	-	-	1,333
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,492)	(1,801)	(26,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	(19,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	48,245	65,760
Purchase of common stock	-	-	(1,333)
Proceeds from shareholder advances	-	200	21,313
Payments on shareholder advances	(21,313)	-	(21,313)
CASH FLOWS PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(21,313)	48,445	64,427
NET CHANGE IN CASH	(24,805)	46,644	18,237
Cash, beginning of period	43,042	3,609	-
Cash, end of period	$ 18,237	$ 50,253	$ 18,237
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Radium Ventures, Inc. ("Radium") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form SB-2, have been omitted.

NOTE 2 - ADVANCES RALTED PARTY

In May 2004, Radium paid back the advances from shareholders totaling $21,313 cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Radium" mean Radium Ventures, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH OUR COMPANY'S FORM 10-KSB.

Financial Condition, Liquidity and Capital Resources

General

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We provide our document editing services to students and business via our website at www.einscribe.com. We offer three levels of document editing service including basic proof reading; proof reading and editing; as well as proof reading, editing and document analysis.

Unless we are able to derive revenue from these three levels of service our business will fail.

Results of Operations

We are currently processing document editing orders manually. For the quarter ended July 31, 2004 our revenues were NIL.

At January 31, 2004, we had positive working capital of $16,904.

At July 31, 2004 our company had assets totaling $24,130 consisting primarily of cash and property and equipment.

At July 31, 2004 our company's total liabilities were $1,333.

Our company has had minimal revenues from inception. As of this date there is insufficient capital to complete our business and marketing plan. As a result of this, we are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business and marketing plan. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

Our company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Plan of Operation

Our primary objective over the 12 months ending July 30, 2005, will be to continue efforts to raise additional financing to implement our business and marketing plan while concurrently continuing our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $85,000 to continue operating our business and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$25,000
Operations
Marketing expenditures, software development	$50,000
Working Capital	$10,000
Total	$85,000

As at July 31, 2004, we had working capital of $16,904. We anticipate that we will have to raise additional cash of a minimum of $50,000 as soon as possible, to allow us to continue operations, continue the marketing of our business and make necessary modifications to our software with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for online document editing companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on a commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and will not be able to meet our other obligations as they become due. In such an event, we will be forced to scale down or perhaps even cease our operations.

Going Concern

The consolidated audited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended April 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated

Personnel

As of July 31, 2004 our President and Secretary, Shane Whittle, and our Treasurer, Ernest Peters, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration and business development. If our document editing service is successful and we experience rapid growth, our current officers and directors will be require4d to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

RISK FACTORS

We have no operating history and have maintained losses since inception which we expect to continue into the future.

We were incorporated in March 2002 and have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $41,630. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any significant revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive online document editing services industry. Therefore, the revenue and income potential of our business model is unproven. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete.

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

We must successfully market our online document editing services to our target market, businesses and students. We require at least $100,000 to undertake a moderate marketing and sales effort of our online document editing services. We will require additional funding beyond the funds raised in our SB-2 offering which closed on June 3, 2004, and we may not be able to obtain any such funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being July 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

(10) Material Contracts

10.1 Asset Purchase Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual

Report on Form 10KSB, filed on July 29, 2004)

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RADIUM VENTURES, INC.

By:

By:/s/ Shane Whittle_______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: September 10, 2004	Date: September 10, 2004