Form 10QSB
period 2004-10-31
RADIUM VENTURES INC
filed 2004-12-15
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended Oct 31, 2004

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

Check whether the issuer Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ ]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2004 there were 2,632,450 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

October 31, 2004
ASSETS
Current assets
Cash	$ 18,216
Total current assets	18,216

Property and equipment, net	4,351
TOTAL ASSETS	$ 22,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,642
Total current liabilities	5,642
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 2,632,450 shares issued and outstanding	2,632
Additional paid in capital	61,795
Deficit accumulated during the development stage	(47,502)
Total Stockholders' Equity	16,925
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 22,567

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended October 31, 2004 and 2003
and Period from April 22, 2002 (Inception) through October 31, 2004

	Three Months Ended October 31,		Six Months Ended October 31,		Inception through October 31,
	2004	2003	2004	2003	2004
Revenue	$ -	$ -	$ -	$ -	$ 2,825
General and administrative	(5,872)	(7,565)	(10,906)	(10,908)	(50,327)
Net loss	$ (5,876)	$ (7,565)	$ (10,906)	$ (10,908)	$ (47,502)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,632,450	3,186,798	2,632,450	3,338,636

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended October 31, 2004 and 2003
and Period from April 22, 2002 (Inception) through October 31, 2004

	Six Months Ended October 31,		Inception through October 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (10,906)	$ (10,908)	$ (47,502)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation and amortization	3,084	3,084	14,908
Changes in: Prepaid expenses	-	(20)	-
Accounts payable	4,309	2,333	5,642
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,513)	(5,511)	(26,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(742)	(19,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	48,245	65,760
Purchase of common stock	-	(1,333)	(1,333)
Proceeds from shareholder advances	-	942	21,313
Payments on shareholder advances	(21,313)	-	(21,313)
CASH FLOWS PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(21,313)	47,854	64,427
NET CHANGE IN CASH	(24,826)	41,601	18,216
Cash, beginning of period	43,042	3,609	-
Cash, end of period	$ 18,216	$ 45,210	$ 18,216
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Radium Ventures, Inc. ("Radium") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 - ADVANCES RELATED PARTY

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

As used in this quarterly report, the terms "we", "us", "our company", and "Sinewire" mean Sinewire Networks Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Results of Operatons

We are currently processing document editing orders manually. For the quarter ended October 31, 2004 our revenues were NIL.

At October 31, 2004, we had positive working capital of $12,574.

At October 31, 2004 our company had assets totaling $22,567 consisting primarily of cash and property and equipment.

At October 31, 2004 our company's total liabilities were $5,642.

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

Plan of Operation

Our primary objective over the 12 months ending October 31, 2005, will be to continue efforts to raise additional financing to implement our business and marketing plan while concurrently continuing our consideration of other opportunities or initiatives as an extension to our current business.

Cash Requirements

Over the next twelve months we require financing in the amount of at least $85,000 to continue operating our business and for marketing efforts, as follows:

Estimated Funding Required During the Next Twelve Months
General and Administrative	$25,000
Operations
****Marketing expenditures, software development	$50,000
Working Capital	$10,000
Total	$85,000

As at October 31, 2004, we had working capital of $12,574. We anticipate that we will have to raise additional cash of a minimum of $75,000 as soon as possible, to allow us to continue operations, continue the marketing of our business and make necessary modifications to our software with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for online document editing companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

As of October 31, 2004 our President and Secretary, Shane Whittle, and our Treasurer, Ernest Peters, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration and business development. If our document editing service is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

We were incorporated in April 2002 and have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $47,502. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any significant revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive online document editing services industry. Therefore, the revenue and income potential of our business model is unproven. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete.

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

We must successfully market our online document editing services to our target market, businesses and students. We require at least $50,000 to undertake a moderate marketing and sales effort of our online document editing services. We may require additional funding beyond the funds raised in our SB-2 offering which closed on June 3, 2004, and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully market our services we will not be able to generate any revenue. Our failure to earn revenues will cause our business to fail.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being October 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

10.1 Asset Purchase Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on July 19, 2002).

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual

Report on Form 10KSB, filed on July 29, 2004)

(31) Section 302 Certifications

31.1 Section 302 Certification.

31.2 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

32.2 Section 906 Certification.

Reports on Form 8-K

On September 13, 2004 we filed a Form 8-K announcing the dismissal of our previous auditors, Malone & Bailey, PLLC and the subsequent appointment of our current auditors, Lopez, Blevins, Bork & Associates, L.L.P.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RADIUM VENTURES, INC.

By:

By:/s/ Shane Whittle_______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: December 14, 2004	Date: December 14, 2004