Form 10QSB
period 2004-10-31
RADIUM VENTURES INC
filed 2004-12-16
CIK 1174893

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(This Amended Form 10QSB is filed to correct a reference to a different issuer and an incomplete sentence under "Going Concern")

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

As used in this quarterly report, the terms "we", "us", "our company", and "Radium" mean Radium Ventures Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

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

Plan of Operation

Our primary objective over the 12 months ending October 31, 2005, will be to continue efforts to raise additional financing to implement our business and marketing plan while concurrently continuing our consideration of other opportunities or initiatives as an extension to our current business

Cash Requirements

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