Form 10QSB
period 2005-01-31
RADIUM VENTURES INC
filed 2005-03-23
CIK 1174893

FORM 10-QSB
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended January 31, 2005.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2005 there were 2,632,450 common shares issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

January 31,
2005
ASSETS
Current assets
Cash	$ 5,634
Total current assets	5,634
Property and equipment, net	2,809

TOTAL ASSETS	$ 8,443
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ -
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 30,000,000 shares authorized, 2,632,450 shares issued and outstanding	2,632
Additional paid in capital	61,795
Deficit accumulated during the development stage	(55,984)
Total Stockholders' Equity	8,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,443

The accompanying notes are an integral part of these financial statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended January 31, 2005 and 2004
and Period from April 22, 2002 (Inception) through January 31, 2005

	Three months ended January 31,		Nine months ended January 31,		Inception through January 31,
	2005	2004	2005	2004	2005
Revenue	$ -	$ 1,749	$ -	$ 1,749	$ 2,825
Expenses:
General and administrative	(8,482)	(2,442)	(19,387)	(13,350)	(58,809)

Net loss	$ (8,482)	$ (693)	$ (19,387)	$ (11,601)	$ (55,984)
Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	2,632,450	2,632,450	2,632,450	3,103,241

The accompanying notes are an integral part of these financial statements.

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended January 31, 2005 and 2004
and Period from April 22, 2002 (Inception) through January 31, 2004

	Nine Months Ended January 31,		Inception through January 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (19,388)	$ (11,601)	$ (55,984)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	4,626	4,626	16,450
Changes in: Prepaid expenses	-	(20)	-
Accounts payable	(1,333)	1,333	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,095)	(5,662)	(39,534)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(742)	(19,259)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	48,245	65,760
Purchase of common stock	-	(1,333)	(1,333)
Proceeds from shareholder advances	-	942	21,313
Payments on shareholder advances	(21,313)	-	(21,313)
CASH FLOWS PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(21,313)	47,854	64,427
NET CHANGE IN CASH	(37,408)	41,450	5,634
Cash, beginning of period	43,042	3,609	-
Cash, end of period	$ 5,634	$ 45,059	$ 5,634
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$ -	$ -	$ 15

The accompanying notes are an integral part of these financial statements.

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

________________________________________________________________________________________________________________________

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

Results of Operatons

We are currently processing document editing orders manually. For the quarter ended January 31, 2005 our revenues were NIL.

At January 31, 2005 we had positive working capital of $5,634.

At January 31, 2005 our company had assets totaling $8,443 consisting primarily of cash and property and equipment.

At January 31, 2005 our company's total liabilities were NIL.

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

As at January 31, 2005, we had working capital of $5,634. We anticipate that we will have to raise additional cash of a minimum of $75,000 as soon as possible, to allow us to continue operations, continue the marketing of our business and make necessary modifications to our software with approximately $10,000 in working capital to continue our normal operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for online document editing companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Personnel

As of January 31, 2005 our President and Secretary, Shane Whittle, and our Treasurer, Ernest Peters, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration and business development. If our document editing service is successful and we experience rapid growth, our current officers and directors will be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

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

We were incorporated in April 2002 and have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $55,984. We expect to incur losses for the foreseeable future; therefore, we may not be able to achieve profitable operations and we may not even be able to generate any significant revenues. We will encounter difficulties as an early stage company in the rapidly evolving and highly competitive online document editing services industry. Therefore, the revenue and income potential of our business model is unproven. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate ongoing revenues and our ability to compete.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being January 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RADIUM VENTURES, INC.

By:

By:/s/ Shane Whittle_______ President, Principal Executive Officer, Secretary, & Director	By: /s/ Ernest Peters____ Treasurer, Principal Accounting Officer and Director
Date: March 15, 2005	Date: March 15, 2005