Form 10KSB
period 2005-04-30
RADIUM VENTURES INC
filed 2005-06-03
CIK 1174893

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - April 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

RADIUM VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	000-50122	98-0372720
(State or other jurisdiction of incorporation or organization)	Commission file number	(Employer Identification No.)

2840 Mount Seymour Parkway
North Vancouver, British Columbia
Canada V7H 1E9
(Address of principal executive offices, including zip code.)

(604) 719-5380
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

YES ☒  NO ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Issuer's revenues for its most recent fiscal year. April 30, 2005 - NIL

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

The current market value of the common stock held by non-affiliates on June 1, 2005 was $69,570, based on the average bid and ask price on June 1, 2005.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

2,632,450 Common shares issued and outstanding as of June 1, 2005.

Transitional Small Business Issuer Format

YES ☐ NO ☒

PART I

ITEM 1: DESCRIPTION OF BUSINESS

General

The company was incorporated in the State of Nevada on March 26, 2002. The company filed its Initial List of Officers and Directors with the Nevada Secretary of State and commenced its proposed operations on April 22, 2002. We maintain our statutory registered agent's office at 50 West Liberty Street, Suite 880, Reno, Nevada, 89501 and our business office is located 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9. Our telephone number is (604) 719-5380. Our offices are provided by a related party without charge.

Background

We are based in Vancouver, British Columbia, Canada. Since our organization, we have been attempting to operate as a document editing company that utilizes the Internet as our main distribution channel. We acquired all of the assets of an online document editing services business, including our website, from Einscribe Group Inc. in an unrelated transaction on April 30, 2002. We paid a total of $10,000 for the assets in the form of $8,500 in cash and the issuance of 15,000 common shares at a price of $0.001 per common share. The assets included the Einscribe Document Sharing & Tracking Software Version 2.0, the Client side module (which creates users, accepts documents, and emails documents), the Administration module (administration application for managing customer service), the Email management module (manages the transfer of documents to and from users), the User management module, the Einscribe User Database System, the Einscribe.com & Einscribe.net websites and domain names, the Einscribe Goodwill, Brand & Corporate Identity, the accounting software (MYOB Accounting) and the Scribe information database (information on over 200 scribes).

During our operations, students and business people were able to access our editing services through a website located at the URL: www.Einscribe.com. Once at the site, clients could establish a personal user profile and then submit a document in the same way an attachment is made with an email. Documents were then forwarded to a certified editor or "Scribe" who had some knowledge or experience related to the subject area of the document.

To date, we have not been successful in our proposed operations. As a result, during the past fiscal year, we terminated our relationships with our “scribes,” and ceased our document editing operations. We currently only have one officer/employee, and did not generate any revenues from our document editing operations during the past fiscal year.

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of April 30, 2005, the Company had generated a net loss of $$58,863, and we do not believe that we will be able to achieve or sustain profitability under our current operating structure. Accordingly, the Company has been reconsidering its future business opportunities.

The Company is a 12(g) registered company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a "reporting company," management believes the Company may be more attractive to a private acquisition target as its common stock is also quoted on the OTC Bulletin Board.

The Company has been assessing various options and strategies. The analysis of new businesses and opportunities and evaluating new business strategies has been undertaken by or under the supervision of the Company's acting President. A potential candidate that our management identified is Interactive Television Networks, Inc., a Nevada corporation formerly known as XTV, Inc. (“ITVN”) that is engaged in development and distribution of direct-to-consumer broadcast of video content and services over the Internet.

On May 27, 2005 we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of May 27, 2005, with Radium Ventures Acquisition, Inc., a newly-formed Nevada corporation (hereinafter “Radium Sub”), Shane Whittle and James Scott-Moncrieff, (collectively, the “Founders”) and ITVN, pursuant to which Radium Sub agreed to merge with and into ITVN (the “Merger”). In connection with the Merger, we agreed to (i) cancel 750,000 of the currently issued and outstanding shares held by the Founders and (ii) issue, pursuant to an exemption proved under Section 4(2) of the Securities Act of 1933, as amended, 22,117,550 shares to the existing shareholders of ITVN, in exchange for all of the issued and outstanding common stock of ITVN. As a result of the Merger, a total of 24,000,000 shares will be issued and outstanding immediately after the Merger, of which 1,882,450 are currently outstanding, and 22,117,550 shares will be newly issued shares held by the former shareholders of ITVN. In addition to the foregoing, under the Reorganization Agreement, we have agreed to issue 50,000 shares to our financial advisor, which shares shall be issued immediately following the consummation of the Merger.

The closing of the Merger is currently anticipated to occur on or before June 3, 2005. The consummation of the transaction is subject to the satisfaction of customary conditions in similar transactions, including requisite consents, the truth and accuracy of the parties' respective representations and warranties, the absence of any pending litigation seeking to restrain or invalidate the transaction and the lack of any material adverse changes since the execution and delivery of the Reorganization Agreement.

In the event that the Merger occurs, we will no longer pursue our document editing operations and will attempt to conduct all of our future business and operations through ITVN. No assurance can, however, be given that the Merger will occur, or if it does occur, that it will be on the terms set forth above.

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

We have no operating history and have maintained losses since inception which we expect to continue into the future unless we restructure our operations or enter into a new line business.

We were incorporated in March 2002 and have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $$58,863. We expect to incur losses for the foreseeable future; therefore, we will have to either restructure the manner in which we operate or enter into a new line of business. We have been considering acquiring a company that would provide us with an alternate business that may be able to achieve profitable operations and may be able to generate revenues. No assurance can, however, be given that we will be able to restructure our operations or that we will be able find such another business that we can acquire and thereafter operate. In the event that we do not change our business or enter into a new business, we may not generated any revenues in the future and will be required to liquidate our business.

We require additional financing to fund our working capital needs. If we do not raise more financing we will not be able to continue our proposed operations and an investor may lose his or her investment.

We require additional funding and we may not be able to obtain any funding. If we do not raise sufficient funding and we are unable to successfully generated funds from any new or restructured operations, our business will fail.

We will depend exclusively on outside capital to fund our working capital needs. Such outside capital may include borrowing. Capital may not be available to meet continuing working capital needs or, if the capital is available, it may not be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we were unable to obtain financing in the amounts required our business will fail and an investor may lose his or her investment.

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

A total of 2,000,000 shares of common stock are owned by our officers, directors and affiliates. They paid an average price of $0.001 per share. Subject to the resale restrictions described in Rule 144 of the Securities Act of 1933, and otherwise, these shares can be sold on the market. No prediction can be made as to the effect, if any, that sales of the 2,000,000 shares subject to Rule 144 sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities. Accordingly, if they do sell there stock into the market, the sales may cause the market price of the stock to drop.

If we acquire another company, we will have to issue a significant number of new shares to the owners of any such other company, which issuance will dilute our existing stockholders.

In order to acquire another business, we will have to issue shares to the owners of that other business. The amount of shares that we may have to issue is expected to be significant, and is expected to significantly dilute our current stockholders. For example, we are considering acquiring ITVN in a merger in which we will have to issue approximately 22.1 million new shares. After the transaction, the existing shareholders will, therefore, only own approximately 8% of the capital stock of this company after the merger.

Our current shareholders may not have the opportunity to approve the acquisition of any new business and may not have the right to exercise any dissenters’ rights of appraisal.

Depending on the structure of any purchase of a new business, the shareholders of this company may not be given the right to vote on that acquisition. Accordingly, the current shareholders of this company may become owners of shares of a different company without their approval. In addition, the Nevada laws granting shareholders the right to dissent to certain reorganization transactions may not apply to the acquisition of a new business.

Current shareholders of our common stock are unable to make an informed decision regarding the our future operations or the merits of investing in our common stock.

Since it is unclear whether we will restructure our document editing business or acquire another business, current shareholders cannot evaluate the future prospects of this company and cannot make an informed decision regarding the merits of any investment in our common stock.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The shares of our common stock have not traded, or are only thinly-traded, on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

If securities or independent industry analysts do not publish research reports about our business, our stock price and trading volume could decline.

Small, relatively unknown companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. No independent analysts cover our company. The lack of published reports by independent securities analysts could limit the interest in our stock and negatively affect our stock price. We do not have any control over research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price would likely decline. If any independent analyst ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

You may have difficulty selling our shares because they are deemed “penny stocks.”

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Potential issuance of additional common stock could dilute existing stockholders

We are authorized to issue up to 25,000,000 shares of common stock. To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby.

ITEM 2. DESCRIPTION OF PROPERTIES.

Our offices are located at 2840 Mount Seymour Parkway, North Vancouver, British Columbia, Canada V7H 1E9. Our telephone number is (604) 719-5380. Our offices are provided by a related party/shareholder without charge.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of the fiscal year ending April 30, 2005.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On May 4, 2004, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Radium Ventures Inc.” and under the symbol “RDIU”. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal year ended April 30, 2005. The bid information reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High	Low
July 31, 2004	0.01	0.01
October 31, 2004	0.05	0.01
January 31, 2004	0.10	0.05
April 30, 2005	0.11	0.11

(1) Our common stock received approval for quotation on May 4, 2004. The stock has not traded since approval.

On June 1, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.11.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 2,632,450 shares of common stock outstanding as of June 1, 2005, 2,000,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At May 31, 2005, there were 38 shareholders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Penny Stock Regulation

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

At April 30, 2005, we had working capital of $4,696 compared to working capital of $20,396 at April 30, 2004.

At April 30, 2005, we had total assets of $6,464 which consisted of cash, property and equipment. This compares to assets of $50,478 for the year ended April 30, 2004. This change was due primarily to general and administrative expenses.

At April 30, 2005, we had no revenues. Although there may be insufficient capital to fully implement our proposed marketing and promotional plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans. This compares to revenues for the year ended April 30, 2004 of $1,749.

We believe we can satisfy our cash requirements until only until the end of June 2005, and will have to raise additional cash thereafter as there will be insufficient capital to continue with our business. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and continue implementing our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Results of Operations

Our company posted a loss of $22,268 for the year ending April 30, 2005 as compared to the year ending April 30, 2004 which was $15,179. The principal component of the loss consisted of general and administrative expenses. Since we are re-evaluating our ability to continue to operate in the current manner as a document editing company, and are also considering acquiring a new business, we did not operate our document editing business or generate any revenues.

Operating expenses for the year ending April 30, 2005 were $22,268 as compared to the year ending April 30, 2004, which were $16,928.

As at April 30, 2005, we had working capital of $4,696. We anticipate that we will have to raise additional cash of a minimum of $25,000 as soon as possible, to allow us to continue operations and to remain viable while we consider our future operations. We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities. However, to date we have been unsuccessful obtaining any such financing and we may be unable to fully implement our business plan as a result of this. Our directors are continuing to conduct an in-depth analysis of our business plan and related future opportunities for online document editing companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

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

Product Research and Development

We do not anticipate that we will expend any significant funds on research and development over the twelve months ending April 30, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2006

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended April 30, 2005, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Employees

At present, we have no employees, other Mr. Whittle, our sole officers and director, who has received no compensation to date. Mr. Whittle does not have employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either 9a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure variable interest entity were established. As of April 30, 2005, we do not expect that the adoption of this standard will have a material effect on our financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. We do not expect that the adoption of this standard will have a material effect on our financial position or result of operations.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not expect that the adoption of this standard will have a material effect on our financial position or result of operations.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. “The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. We do not expect that the adoption of this standard will have a material effect on our financial position or result of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and we believe that the impact may be significant to our overall results of operations or financial position.

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

We have historically incurred losses, and through April 30, 2005 have incurred losses of $58,863 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of May 1, 2005, we were in discussions with several investors, however no definitive agreements have been reached.

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

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Radium Ventures, Inc.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Radium Ventures, Inc. as of April 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended and for the period from April 22, 2002 (Inception) through April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radium Ventures, Inc. as of April 30, 2005, and the results of its operations and its cash flows for each of the two years then ended and for the period from April 22, 2002 (Inception) through April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Radium Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Radium Ventures, Inc. has incurred losses through April 30, 2005 and 2004 totaling $22,268 and $15,179, respectively. Radium Ventures, Inc. will require additional working capital to develop its business until Radium either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Radium Ventures, Inc.’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevens, Bork & Associates, LLP
Houston, Texas

May 31, 2005

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

April 30,
2005
ASSETS

Current assets
Cash	$5,596
Total current assets	5,596

Property and equipment, net	868

TOTAL ASSETS	$6,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$900
Total current liabilities	900

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 2,632,450 shares issued and outstanding	2,632
Additional paid in capital	61,795
Deficit accumulated during the development stage	(58,863)
Total Stockholders’ Equity	5,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,464

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended April 30, 2005 and 2004
and Period from April 22, 2002 (Inception) through April 30, 2005

	Year Ended April 30,			Inception through April 30,
	2005		2004	2005

Revenue	$		$1,749	$2,825

General and administrative		(22,268)	(16,928)	(61,688)

Net loss		$(22,268)	$(15,179)	$(58,863)

Net loss per share:
Basic and diluted		$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted		2,632,450	2,987,472

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from April 22, 2002 (Inception) through April 30, 2005

				Deficit accumulated
			Additional	during the
	Common stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of common stock to founders for cash	3,000,000	$3,000	$1,000	$-	$4,000
Issuance of common stock for assets	15,000	15	-	-	15
Net loss	-	-	-	(2,000)	(2,000)
Balance, April 30, 2002	3,015,000	3,015	1,000	(2,000)	2,015
Issuance of common stock for cash	135,000	135	13,365	-	13,500
Net loss	-	-	-	(19,416)	(19,416)
Balance, April 30, 2003	3,150,000	3,150	14,365	(21,416)	(3,901)
Issuance of common stock for cash	482,450	482	47,763	-	48,245
Buy back of shares from former officer	(1,000,000)	(1,000)	(333)	-	(1,333)
Net loss	-	-	-	(15,179)	(15,179)
Balance, April 30, 2004	2,632,450	2,632	61,795	(36,595)	27,832

Net loss	-	-	-	(22,268)	(22,268)

Balance, April 30, 2005	2,632,450	$2,632	$61,795	$(58,863)	$5,564

RADIUM VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended April 30, 2005 and 2004
and Period from April 22, 2002 (Inception) through April 30, 2005

	Year Ended April 30,		Inception through April30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,268)	$(15,179)	$(58,863)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	6,568	6,167	18,391
Changes in: Prepaid expenses		(20)
Accounts payable	(433)	1,333	900
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,133)	(7,679)	(39,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(742)	(19,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	48,245	65,760
Purchase of common stock	-	(1,333)	(1,333)
Proceeds from shareholder advances	-	942	21,313
Payments on shareholder advances	(21,313)	-	(21,313)
CASH FLOWS PROVIDED BY / (USED IN) FINANCING ACTIVITIES	(21,313)	47,854	64,427

NET CHANGE IN CASH	(37,446)	39,433	5,596
Cash, beginning of period	43,042	3,609	-
Cash, end of period	$5,596	$43,042	$5,596

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NONCASH TRANSACTIONS:
Acquisition of assets for common stock	$-	$-	$15

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

NOTE 2 - GOING CONCERN

For the years ended April 30, 2005 and 2004, Radium incurred losses totaling $22,268 and $15,179, respectively. Because of these recurring losses, Radium will require additional working capital to develop its business operations.

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

NOTE 3 - INCOME TAXES

For the year ended April 30, 20054, Radium has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $58,863 at April 30, 2005 will expire in the years 2022 through 2025.

Deferred income taxes consist of the following at April 30, 2005:

Long-term:
Deferred tax assets	$20,000
Valuation allowance	(20,000)
$-

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of a website, related software, and a server totaling $19,259 less $18,391 of amortization as of April 30, 2005. Depreciation and amortization expenses for the year ended April 30, 2005 were $6,568 which compares to depreciation amortization expenses for the year ended April 30, 2004 of $6,167. The website was placed in service in June 2002 and the server in October 2003.

Depreciation

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

NOTE 6 - RELATED PARTY TRANSACTIONS

In May 2004, Radium repaid advances from shareholders totaling $21,313.

Radium neither owns nor leases any real or personal property, and a related party has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7-SUBSEQUENT EVENT (UNAUDITED)

On May 27, 2005, Radium Ventures, Inc. entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of May 27, 2005, with Radium Ventures Acquisition, Inc., a newly-formed Nevada corporation (hereinafter “Radium Sub”), Shane Whittle and James Scott-Moncrieff, (collectively, the “Founders”) and Interactive Television Networks, Inc., a Nevada corporation formerly known as XTV, Inc. (“ITVN”), pursuant to which Radium Sub agreed to merge with and into ITVN (the “Merger”). In connection with the Merger, we agreed to (i) cancel 750,000 of the currently issued and outstanding shares held by the Founders and (ii) issue, pursuant to an exemption proved under Section 4(2) of the Securities Act of 1933, as amended, 22,117,550 shares to the existing shareholders of ITVN, in exchange for all of the issued and outstanding common stock of ITVN. As a result of the Merger, a total of 24,000,000 shares will be issued and outstanding immediately after the Merger, of which 1,882,450 are currently outstanding, and 22,117,550 shares will be newly issued shares held by the former shareholders of ITVN. The closing of the Merger is currently anticipated to occur on or before June 3, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Malone & Bailey, PLLC (the "Former Accountant") was dismissed on September 9, 2004 as Radium Ventures, Inc.'s independent auditors. Malone & Bailey's audit reports as of April 30, 2004 and 2003 and for the two years then on Radium Ventures, Inc.'s financial statements, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that the report indicated that the Company has suffered recurring losses and its need to raise additional capital that raise substantial doubt about its ability to continue as a going concern.

Through to April 30, 2005 there were no disagreements with Lopez, Blevins, Bork & Associates LLP. On any matters of accounting principals or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Lopez, Blevins, Bork & Associates LLP would have caused Lopez, Blevins, Bork & Associates LLP to make reference to the matter in their report.

Through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Radium Ventures, Inc. has requested Malone & Bailey, PLLC to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated September 10, 2004 was filed as Exhibit 16 to the Form 8-K that the Company filed on September 13, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on September 9, 2004 as Radium Ventures, Inc.'s principal accountant to audit the financial statements of Radium Venture, Inc. The decision to change accountants was approved by the Board of Directors.

During the years ended April 30, 2004, and 2003 and subsequent to April 30, 2003 through the date hereof, no one on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As at June 1, 2005 the name, age and positions held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)

Shane Whittle	29	President, Secretary, Treasurer and a Member of the Board of the Directors

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Whittle failed to file the required forms upon becoming the President of the Company in May 2004.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

Our existing officers and directors have received no compensation to date and there are no plans to compensate them at this time.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in our fiscal year ended April 30, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 1, 2005, the beneficial shareholdings of persons or entities holding 5% (five percent) or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Shane Whittle	1,000,000	President, Secretary, Treasurer and Member of the Board of Directors	37.99%
James Scott-Moncrieff	1,000,000	Affiliate	37.99%
All Officers, Directors, and Affiliates as a Group	2,000,000		75.97%

(1) Based on 2,632,450 shares of common stock issued and outstanding as of June 1, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

In September 2003, 1,000,000 common shares were cancelled in connection with the resignation of Paul Chow who is a former director and officer of Radium.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control. However, if the Merger contemplated by the Reorganization Agreement is consummated, control of this company will be assumed by the stockholders and officers of ITVN. See Form 8-K filed June 2, 2005.

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

On April 1, 2004 Mr. Peters resigned as our Treasurer and as a member of our board of directors. Mr. Peters resigned to pursue other business opportunities.

On April 1, 2004 Mr. Whittle replaced Mr. Peters as our Treasurer and is now our President, Secretary, Treasurer and sole Director.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On April 11, 2005 we filed a Form 8K in respect of the resignation of Mr. Ernest Peters. Effective April 1, 2004, Mr. Peters resigned as our Treasurer and as a member of our board of directors. Subsequent to Mr. Peters resignation, Mr. Whittle was appointed Treasurer.

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
10.2
Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of May 27, 2005, between Radium Ventures, Inc., Radium Ventures Acquisition, Inc., Shane Whittle, James Scott-Moncrieff, and Interactive Television Networks, Inc. Previously filed on Form 8-K dated June 2, 2005 incorporated herein by reference.

(14) Code of Ethics
14.1	Code of Business Conduct and Ethics.
(31) Section 302 Certifications
31.1	Certification
(32) Section 906 Certification
32.1	Certification

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2005 are estimated to be $3,000.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 were $2,800.

Audit Related Fees

For the fiscal year ended April 30, 2005, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, are estimated to be $0.

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended April 30, 2005, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended April 30, 2004, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUM VENTURES INC.

By:	/s/ Shane Whittle
Shane Whittle, President, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: June 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Shane Whittle Shane Whittle	President, Secretary and Director	June 1, 2005