Form 10QSB
period 2005-06-30
RADIUM VENTURES INC
filed 2005-08-18
CIK 1174893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-50122

                            ------------------------

                      INTERACTIVE TELEVISION NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                      98-0372720
  (State or other jurisdiction  of                      (IRS Employer
    incorporation organization)                       Identification No.)

28202 Cabot Rd, Suite 300, Laguna Niguel, California         92677
    (Address of principal executive offices)               (Zip Code)

                                 (949) 365-5655
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 12, 2005, there were 24,882,767 shares of common stock, $.001 par value, issued and outstanding.

                      INTERACTIVE TELEVISION NETWORKS, INC.
                                   FORM 10-QSB

                                                                                    PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 2005
                  (unaudited) and December 31, 2004 (audited) .......................  3

                  Consolidated Statements of Operations for the three months and the six months ended June 30, 2005 and 2004 and from inception to June 30, 2005 (unaudited) ......................................  4

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30,  2005 and 2004 and from  inception  to  June 30, 2005
                  (unaudited) .......................................................  5

                  Notes to Consolidated Financial Statements (unaudited) ............  6

Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ............................................. 12

Item 3. Controls and Procedures ..................................................... 25

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds ........................ 25

Item 4. Submission of Matters to a Vote of Security Holders ......................... 26

Item 6. Exhibits and Reports on Form 8-K ............................................ 26

SIGNATURES .......................................................................... 27

PART I

ITEM 1.  Consolidated Financial Statements

              Interactive Television Networks, Inc. and Subsidiary
                          (a Development Stage Company)
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                  June 30,       December 31,
                                                                                    2005             2004
                                                                                (unaudited)        (audited)
                                                                                ------------     ------------
Assets

Current assets:
     Cash                                                                       $     58,748     $    510,369
     Inventory                                                                     2,565,030               --
     Shareholder Advances                                                                 --          210,713
     Prepaids & other                                                                 33,945          630,000
                                                                                ------------     ------------
        Total current assets                                                       2,657,723        1,351,082

Capitalized Inventory, net of accumulated depreciation of $8,673 (Note 4)            177,554               --
Fixed assets, net of accumulated depreciation of $131,824 and $11,032, as
  of June 30, 2005 and Decemeber 31, 2004, respectively (Note 3)                     598,769          242,035
Intangible assets, net of accumulated amortization of $23,981 and $13,333
  as of June 30, 2005 and December 31, 2004, respectively (Note 3)                    19,907           26,667
Deposits (Note 6)                                                                     19,673           10,204

                                                                                ------------     ------------
                 Total Assets                                                   $  3,473,626     $  1,629,988
                                                                                ============     ============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable (Note 3)                                                  $    365,170     $    239,438
     Accounts payable to Related Parties                                              57,052           52,989
     Notes payable - Related Parties (Note 3)                                      1,056,593               --
     Note payable (Note 5)                                                         2,136,000               --
     Other accrued liabilities                                                        20,437               --
                                                                                ------------     ------------

                 Total Liabilities                                                 3,635,252          292,427
                                                                                ------------     ------------

Stockholders' equity (deficit):

     Common stock, $0.001 par value, 75,000,000 shares
        authorized, 24,881,767 shares issued and outstanding (Notes 6 and 9)          24,882               31
     Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        no shares issued or outstanding (Note 9)                                          --               --
l paid-in capital (Note 6)                                                         1,729,295        1,665,969
     Deficit accumulated during development stage                                 (1,915,803)        (328,439)
                                                                                ------------     ------------
                 Total Stockholders' Equity (Deficit)                               (161,626)       1,337,561
                                                                                ------------     ------------

                 Total Liabilities and Stockholders' Equity (Deficit)           $  3,473,626     $  1,629,988
                                                                                ============     ============


   The accompanying notes are an integral part of these financial statements.

              Interactive Television Networks, Inc. and Subsidiary
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                               For the three months            For the six months         December 17, 2003
                                                  ended June 30,                 ended June 30,             (Inception) to
                                          ----------------------------    ----------------------------         June 30,
                                             2005             2004             2005         2004                 2005
                                          ----------------------------    ----------------------------    -----------------
Revenue                                   $     69,164    $         --    $     75,396    $         --    $          75,396

Cost of goods sold                              50,696              --          55,819              --               55,819
                                          ------------    ------------    ------------    ------------    -----------------
Gross profit                                    18,468              --          19,577              --               19,577
                                          ------------    ------------    ------------    ------------    -----------------


Expenses:
    Consulting fees - related parties               --              --              --              --               50,000
    Salaries expense (Note 3)                  201,010              --         365,882              --              425,882
    Professional fees                          345,282              --         458,820              --              570,870
    Sales and marketing                         65,495              --         208,125              --              264,500
    Depreciation and amortization               91,641              --         140,113              --              164,478
    General and administrative (Note 3)        261,008          25,000         434,000          25,000              459,650
                                          ------------    ------------    ------------    ------------    -----------------
       Total expenses                          964,436          25,000       1,606,940          25,000            1,935,380
                                          ------------    ------------    ------------    ------------    -----------------
Net loss                                  $   (945,968)   $    (25,000)   $ (1,587,363)   $    (25,000)   $      (1,915,803)
                                          ============    ============    ============    ============    =================

Weighted average number of
    common shares outstanding -
    basic and fully diluted                 24,881,767      17,694,000      24,881,767      17,694,000
                                          ============    ============    ============    ============

Net loss per share -
    basic and fully diluted               $      (0.04)   $      (0.00)   $      (0.06)   $      (0.00)
                                          ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

               Interactive Television Networks, Inc. and Subsidary
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                   For the six months ended
                                                                                             June 30,            December 17, 2003
                                                                                  --------------------------      (Inception) to
                                                                                     2005            2004         June 30, 2005
                                                                                  --------------------------    -----------------
          CASH FLOWS FROM OPERATING ACTIVITIES
               Net loss                                                           $(1,587,363)   $   (25,000)   $      (1,915,803)
               Adjustments to reconcile net loss
               to net cash used in operations:
                   Depreciation                                                       129,465             --              140,497
                   Amortization                                                        10,648             --               23,981
                   Common stock exchanged for services                                 88,177                              88,177
               Changes in assets and liabilities:
                   Inventory                                                       (2,751,258)            --           (2,751,258)
                   Prepaid Inventory                                                  630,000             --                   --
                   Shareholder advances                                               210,713             --                   --
                   Prepaids & other                                                   (33,945)            --              (33,945)
                   Deposits                                                            (9,469)                            (19,673)
                   Accounts payable                                                   125,732         25,000              365,170
                   Accounts payable to Related Parties                                  4,063             --               57,052
                   Other accrued liabilities                                           20,437             --               20,437
                                                                                  -----------    -----------    -----------------
          NET CASH USED IN OPERATING ACTIVITIES                                    (3,162,800)            --           (4,025,365)
                                                                                  -----------    -----------    -----------------

          CASH FLOWS FROM INVESTING ACTIVITIES
               Purchase of fixed assets                                              (477,526)       (20,000)            (730,592)
               Purchase of intangible assets                                           (3,888)       (40,000)             (43,888)
                                                                                  -----------    -----------    -----------------
          NET CASH USED IN INVESTING ACTIVITIES                                      (481,414)       (60,000)            (774,480)
                                                                                  -----------    -----------    -----------------

          CASH FLOWS FROM FINANCING ACTIVITIES
               Proceeds from Related Party notes                                    1,056,593         60,000            1,056,593
               Borrowings under line of credit                                      2,136,000             --            2,136,000
               Proceeds from issuance of common stock                                      --             --            1,666,000
                                                                                  -----------    -----------    -----------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                 3,192,593         60,000            4,858,593
                                                                                  -----------    -----------    -----------------
      Net cash decrease for period                                                   (451,621)            --               58,748
      Cash at beginning of period                                                     510,369             --                   --
                                                                                  -----------    -----------    -----------------

      Cash at end of period                                                       $    58,748    $        --    $          58,748
                                                                                  ===========    ===========    =================

Supplemental disclosures of cash flow information:
      Interest paid                                                               $    64,899    $        --    $          64,899
      Income taxes paid                                                                    --             --                   --

Supplemental disclosures of non-cash transactions:
      Capitalized Inventory, net of accumulated depreciation of $8,673 (Note 4)   $   186,227    $        --    $         186,227


   The accompanying notes are an integral part of these financial statements.

               Interactive Television Networks, Inc. and Subsidary
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

Interactive Television Networks, Inc., a Nevada corporation formerly known as Radium Ventures, Inc. ("we,""our," or the "Company"), owns 100% of the issued and outstanding capital stock of ITVN, Inc., a Nevada corporation formerly known as XTV, Inc. and as Interactive Television Networks, Inc. ("ITVN"), a company that we acquired on June 3, 2005. All of this company's operations are currently conducted through ITVN. Unless the context indicates otherwise, references herein to the "Company" during periods prior to June 3, 2005 refer solely to ITVN, while references to the "Company" after June 3, 2005 refer to both Interactive Television Networks, Inc. and its subsidiary, ITVN. All references to "Radium" refer to Radium Ventures, Inc. on a stand-alone basis prior to June 3, 2005.

ITVN creates and provides a service (the "ITVN Service") enabling subscribers to receive television content via the internet and view the content on their television. The ITVN Service requires an ITVN-enabled set-top box which pull pages off a web server and projects them onto the television screen and a remote control which consumers use to view a library of motion pictures and other video content on their television at any time "on demand." The Company is in the process of becoming a vertically integrated provider of digital interactive content networks delivered to televisions over domestic broadband connections of 300kbps or better. A wide variety of content will be available to the users of the set-top box through the creation of branded networks. All content that is and will be distributed through the ITVN Service is and will be provided by the owners of that content. Subscribers will be provided with continuous access to a variety of motion pictures, music videos, foreign language news broadcasts and adult entertainment.

ITVN is in the early stages of development and minimal subscription revenue has been generated to date. No assurance can be given that a significant market for the ITVN Service and products that enable the ITVN Service will develop, or that customers will be willing to pay for the ITVN Service and products that enable the ITVN Service. The Company is identified as a development stage company at this time.

The Company continues to be subject to certain risks common to companies in similar stages of development, including the uncertainties outlined above, as well as the uncertainty of availability of additional financing; dependence on third parties for manufacturing and marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, marketing and sales experience; and the uncertainty of future profitability.

The unaudited consolidated financial statements and notes are presented as permitted by Form l0-QSB. These unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all adjustments, including those that are normal and recurring considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2004 filed with the SEC in the Company's Form 8-K/A. The Company's operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2 - SUMMARY OF ACCOUNTING PRINCIPLES

Revenue Recognition

      During the three-month period ended June 30, 2005 the Company generated service revenues from fees for providing the ITVN Service to consumers. In addition, in an effort to increase its subscription growth, the Company had a third party manufacture ITVN-enabled set top boxes and subsequently began to distribute them. This effort resulted in revenues from the sale of hardware products that enable the ITVN Service.

      Service Revenues. Included in service revenues are revenues from monthly fees to the ITVN Service. These subscription revenues are recognized over the period benefited. Service revenues for the six months ended June 30, 2005 were $33,345.

      Hardware Revenues. The Company recognizes hardware revenues, net of allowance for sales returns, from the sales of its ITVN-enabled set top boxes. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these set top boxes are expensed as cost of goods sold. Hardware revenues for the six months ended June 30, 2005 were $35,819.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Inventory

Inventory consists of all costs paid to have the ITVN-enabled set top boxes manufactured and shipped to our warehouse. Inventory is valued at the lower of cost (first-in, first-out) or market.

Fixed Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on fixed assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in 2005 or 2004.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The fair value of the amounts due to related parties is not determinable as they have no repayment terms.

NOTE 3 - RELATED PARTY TRANSACTIONS

The founders of ITVN which were also the only officers and directors in the second quarter of 2005, each accrued salaries of $20,000 per month for the three months ended June 30, 2005 for their employment services. The accrued salaries are included in accounts payable.

The Company has a content agreement with an entity partially owned by one of the founders. Such entity is one of numerous companies that has agreed to provide content to the Company to be distributed to the Company's customers.

A related party provided office space and services during April and May of 2005 and was paid a total of $4,000 for the two months. The related party accrued $2,792 in content fees for the three months ended June 30, 2005 of which $2,190 was paid during the three months ended June 30, 2005.

Accounts payable at June 30, 2005 includes $57,052 of advances from one of the founders of the Company. The advances relate to equipment purchases, software purchases, supplies and various other general expenses. The advances are unsecured and due upon demand.

The founders of ITVN loaned the company $1,056,593 during the three months ended June 30, 2005. The notes bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. No interest was paid or accrued on these notes during the three months ended June 30, 2005.

NOTE 4 - CAPITALIZED INVENTORY

During the three months ended June 30, 2005 the Company experimented with a marketing promotion whereby the Company gave a certain number of ITVN-enabled set top boxes to various customers that signed up for the ITVN Service. In the event that these customers cancel their service at any time, they are required to return the ITVN-enabled set top box to the Company. The Company capitalized the cost of the ITVN-enabled set top boxes that were given away during this promotion and is depreciating these assets over their estimated useful lives.


NOTE 5 - NOTES PAYABLE AND LETTER OF CREDIT

The Company entered into a loan agreement with Mercator Momentum Fund, LP. ("Mercator") for $500,000 in March of 2005. The note payable bore interest at the higher of 7.5% or the Wall Street Journal Prime Rate plus 2% and was due May 2, 2005. The Company obtained two one-month extensions on the note and paid the note in full in June 2005. During the three months ended June 30, 2005 the Company recorded $58,917 of interest expense and extension fees related to this note.

On March 24, 2005, the Company obtained a letter of credit ("LOC") from Manufacturer's Bank in the amount of $2,400,000 to be used for future inventory purchases. On March 24, 2005, the Company paid $3,065 to Manufacturer's Bank as an issuance fee related to this LOC. As of June 30, 2005, $2,136,000 had been drawn from the LOC for inventory purchases; $1,178,940 of the LOC is due on August 24, 2005 and the remaining $957,060 is due on September 13, 2005. During the three months ended June 30, 2005 Company recorded $24,028 of interest and issuance finance expenses related to this LOC.



NOTE 6 - CAPITAL STOCK

As of June 30, 2005, the Company's authorized capital stock consists of 25,000,000 shares of common stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

As of June 30, 2005, 24,881,767 shares of common stock were issued and outstanding. The founders of the Company paid a total of $1,000 for the 25,000 shares that were issued to them on December 17, 2003 (such shares were converted into 16,558,328 shares in conjunction with the Merger). XTV Investments LLC paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

On March 28, 2005, the Company entered into an Escrow and Marketing Agreement (the "E&M Agreement") with XTV Investments LLC ("XTVI"). Pursuant to the E&M Agreement, XTVI was granted the non-exclusive right to introduce the Company to certain potential customers who wish to purchase the Company's product and become subscribers. XTVI is entitled to receive and retain a share certificate in the amount of 2,083 shares of the Company if XTVI delivers 20,000 qualified customers that buy the Company's set-top box and subscribe to the Company's services before April 30, 2006 and continue to be valid, paying subscribers for at least 180 days. The 2,083 were converted into 1,382,140 shares in conjunction with the Merger and are currently held in escrow. XTVI has not delivered any qualified customers to the Company as of August 3, 2005.

In total, the ITVN pre-merger shares were converted into 22,117,550 shares of Radium in conjunction with the Merger representing approximately 89% of the Company. In addition to the foregoing, in accordance to the Reorganization Agreement, upon the closing of the Merger we issued 50,000 shares to our financial advisor, hired a CEO who was granted 581,676 shares and hired a CFO who was granted 250,000 shares.

On November 12, 2004 a Common Stock Purchase Agreement was signed by and among the Company, PHSL World Wide Inc., a Florida corporation, XTV Investments LLC, ("XTVI" or the "Purchaser"), and the founders of the Company whereby the Purchaser agreed to loan the Company all funds necessary for operations of the Company for 24 months (collectively, all signers are referred to as the "Parties"). In summary, the agreement required the Purchasers to:

o Immediately pay cash and other consideration to the founders;

o Immediately and continually pay the Company's operating expenses for 24 months (until November 11, 2006).

All but $250,000 of these advances were to be repaid to the Purchaser out of the Company's future profits. The agreement included no stated interest rate or due date.

Upon receipt of the above, the founders would have been required to deliver to the Purchaser an aggregate of 12,750 shares of the Company's common stock.

Ultimately, the Purchaser failed to pay the consideration to the founders and did not properly pay for the Company's operating expenses. On March 16, 2005 the Parties entered into a Settlement Agreement and Mutual General Release that confirmed that the November 12, 2004 Common Stock Purchase Agreement was terminated and pursuant to which the Company issued 6,250 shares (as noted above) of the Company's $0.001 par value common stock in exchange for the $1,665,000 that the Purchaser advanced, or caused to be advanced, to the Company.


NOTE 7 - COMMITMENTS

On June 1, 2005, the Company entered into a month-to-month office lease agreement to lease approximately 6,050 square feet of space in Woodland Hills, CA at a rate of $1.30 per square foot per month. The Company paid $7,865 in June 2005 for rent for the month of June 2005. In addition, a security deposit of $7,865 was paid to the Lessor in June 2005.

On June 27, 2005, the Company entered into a six month office lease agreement, commencing July 15, 2005, to lease approximately 240 square feet of space in Laguna Niguel, CA at a rate of $8.00 per square foot per month. The Company paid $595 in set up fees and a $300 security deposit in June 2005.

The Company had no other direct commitments as of June 30, 2005. As part of XTVI's commitment to the Company to provide funds for all operating expenses, XTVI caused one of its affiliates to enter into an equipment lease agreement to procure $317,024 of computer equipment to be used by the Company. The Company is not a party to the lease agreement but has made all the necessary lease payments and plans to continue to do so. The agreement was signed on December 10, 2004 and is a 36-month lease beginning on January 1, 2005 with monthly lease payments of $9,426 plus monthly taxes of $778.


NOTE 8 - New Accounting Pronouncements

In May 2005, the FASB issued SEAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs-an Amendment of ARB No. 43, Chapter 4 (FAS 151). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). We have elected early adoption.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

We have opted for early adoption and adopted the "modified prospective" method. We have not issued options to any employees as of June 30, 2005. During the three months ended June 30, 2005, we issued common stock to a financial advisor utilized in conjunction with the Merger, and we issued shares of common stock as a signing bonus to the newly hired CEO and CFO. The fair market value of the shares issued was expensed on the date issued and that amount was credited to paid-in-capital.


NOTE 9 - SUBSEQUENT EVENTS

On July 11, the Company drew down the remaining $264,000 LOC for inventory purchases. The $264,000 is due on October 10, 2005.

Effective July 22, 2005, Radium Ventures, Inc. changed it's name to Interactive Television Networks, Inc. and increased its authorized capital stock from 25,000,000 shares of common stock, with a par value of $0.001 per share to 75,000,000 shares of common stock, with a par value of $0.001 per share and created a preferred class of stock consisting of 5,000,000 shares of preferred stock, with a par value of $0.001 per share.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

SAFE HARBOR STATEMENT

         In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our capital resources, our ability to complete the research and develop our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and others countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

         On June 3, 2005, Radium Ventures, Inc. completed a reorganization (the "Merger") in which ITVN, Inc. (formerly known as Interactive Television Networks, Inc. and also as XTV, Inc. and herein referred to as "ITVN"), became our wholly-owned subsidiary and our operating company. At the time of the Merger, we had minimal assets and liabilities (prior to the Merger we were an Internet document editing company). Shortly after the Merger, we changed our name to "Interactive Television Networks, Inc.", and our wholly-owned subsidiary changed its name to ITVN, Inc. In connection with the Merger, we also replaced our officers and directors with those of ITVN and hired a new Chief Executive Officer and a new Chief Financial Officer. Following the Merger, we ceased our Internet document editing business, closed our former offices, and moved our offices to Southern California. We currently do not plan to conduct any business other than the operations ITVN has conducted since its formation. Accordingly, since our prior operating results as an Internet document editing business are not indicative of, and have no relevance to, our current or future operations or to our financial statements, all financial information contained in the enclosed interim financial statements for periods prior to the Merger are those of ITVN.

         Although we acquired ITVN in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger since the stockholders of ITVN acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of ITVN became our directors and executive officers. Accordingly, the financial statements attached as Item 1 in
Part I above, and the description of our results of operations and financial condition, reflect (i) the operations of ITVN alone prior to the Merger, and
(ii) the combined results of this company and ITVN since the Merger. No goodwill was recorded as a result of the Merger.

         We are a leading provider of services and hardware for Internet Protocol Television ("IPTV"). Our subscription-based ITVN service supplements the television and movie industries by providing consumers with an easy and less expensive way to watch and control television and movies. Our services also offer the television industry a platform for advertisers, content delivery, and audience measurement research. Key elements of our strategy revolve around continued investment in technology, research and development, and innovation; extending and protecting our intellectual property and continuing to promote and leverage the ITVN brand; as well as working to improve profitability, market share, and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.


Executive Overview and Outlook

         During the three months ended June 30, 2005, we continued to show growth in our overall subscription base and subscription revenues primarily due to subscription growth from our affiliate distribution channel. Our goal for the fiscal year ending December 31, 2005 is to lower our total subscription acquisition costs while continuing to grow our subscription base.

         The following table sets forth selected information for the three months ended June 30, 2005 and 2004:

                                           Three Months Ended     Three Months Ended
                                              June 30, 2005       June 30, 2004
    Service and hardware revenues               $   69,164            $   -0-
    Cost of revenues                            $   50,696            $   -0-
    Operating expenses                          $  964,436            $25,000
    Loss from operations                        $  945,968            $25,000
    Cash used in operating activities           $3,162,800            $   -0-

      Service Revenues. Our service revenues increased by approximately $63,000 during the three months ended June 30, 2005 compared to the prior quarter ended March 31, 2005. Because we officially launched our services in April 2005, revenues during the prior fiscal quarter represent incidental sales. This increase was primarily due to the growth in our subscription base and initial sales of our ITVN set-top box.

      Cost of Revenues. Our total cost of revenues, which includes cost of service revenues and cost of hardware revenues, increased by approximately $46,000 or 890% during the three months ended June 30, 2005 compared to the prior quarter ended March 31, 2005.


      Operating Expenses. Our operating expenses, including our sales and marketing, general and administrative, salaries and professional fees expenses, increased approximately $279,000 or 47% during the three months ended June 30, 2005 compared to the prior quarter ended March 31, 2005. The increase in operating expenses for the second quarter of fiscal year 2005 was primarily attributable to increases in our salaries, professional fees and general and administrative expenses.


      Cash Flows from Operating Activities. Our net cash used in operating activities increased by $1,841,000 million, or by 279%, versus the March 2005 quarter, primarily due to the purchase of $2.2 million of set-top boxes as inventory for future sales.


      We continue to be subject to a number of risks, including manufacturing and shipping delays of our set-top boxes, delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; the dependence on third parties for manufacturing and marketing. We conduct our operations through one reportable segment. We anticipate that our business will be seasonal and we expect to generate a significant number of our new subscriptions during and immediately after the holiday shopping season. During the three months ended June 30, 2005, we had net losses of $946,000. As of June 30, 2005, we had an accumulated deficit of $1.9 million.


Key Business Metrics

      Management periodically reviews certain key business metrics discussed below in order to evaluate our operational strategies, allocate resources, and maximize the financial performance of our business. Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric.


Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. We define a "subscription" as a customer who has procured an ITVN-enabled set-top box for which (i) the customer has paid the current month's fee for the ITVN service as well as all prior months since the customer's inception; and (ii) service is not canceled. We are not aware of any uniform standards for defining subscriptions and caution that our presentation may not be consistent with that of other companies.


Subscriber Acquisition Cost ("SAC"). Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs divided by gross subscriber additions. We define total acquisition costs as the sum of sales and marketing expenses. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.


      During the three months ended June 30, 2005, our total acquisition costs were $65,000, and SAC was $53.54. Due to the recent launch of our services and the recent commencement of our marketing efforts, we do not believe that the foregoing SAC value is indicative of our future acquisition costs.

      As a result of the expected seasonal nature of our subscription growth, we anticipate our SAC will vary significantly during the year. Management will primarily review this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, we expect to incur increased sales and marketing expense during our third quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods in addition to those added during the third quarter.


Average Revenue Per User ("ARPU"). Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, hardware purchases, advertising, and audience measurement research. ARPU does not include all items contained in GAAP and as a result you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding some costs of the discretionary nature of some expenses and because management believes some expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. We calculate ARPU per month by dividing total revenues by the number of months in the period. We then divide by average subscribers for the period. ARPU per month for the three months ended June 30, 2005 was $30.37. Because virtually all of our subscribers were added during the past fiscal quarter ended June 30, 2005 and our experience with subscribers is still limited, we believe that the foregoing ARPU metric may not be indicative of future operations.


Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to our audited financial statements for the year ended December 31, 2004. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

      Development Stage Enterprise

We are a development stage enterprise as defined by the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since inception have been considered as part of our development stage activities.

      Valuation of Inventory

      We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. During the three months ended June 30, 2005, inventory was determined to be properly valued at cost and the there were no adjustments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

      New Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

      In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4 (FAS 151)." FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

      On December  16,  2004,  the FASB issued FASB  Statement  No. 123 (revised
2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). We have elected early adoption.

      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

      1 A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

      2 A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.


      We have opted for early adoption and adopted the "modified prospective" method. We have not issued options to any employees as of June 30, 2005. During the three months ended June 30, 2005, we issued a total of 881,676 shares of common stock to a financial advisor as compensation and as a signing bonus to our newly hired CEO and CFO. The fair market value of the shares issued was expensed on the date issued and that amount was credited to paid-in-capital.

Results of Operations

      Net revenues. Net service and hardware revenues for the three and six months ended June 30, 2005 are listed below. During 2004, we were primarily engaged in the development of our products and services and, therefore, did not generate any revenues.

                                Three Months Ended            Six Months Ended
                                   June 30, 2005                June 30, 2005
Service revenues                  $33,345   48%               $33,345      44%

Hardware revenues                  35,819   52%               $42,051      56%
                                  -------------               ----------------
Net revenues                      $69,164                     $75,396

      Service revenues represent revenues received from subscriptions for the use of the ITVN services. Service revenues for the three- and six- month periods ended June 30, 2005 were $33,345. We officially launched our ITVN services, and formally commenced marketing our products in April 2005. Accordingly, we did not generate any service revenues in the quarter ended March 31, 2005 or during the comparable periods in 2004. Consumer demand for the ITVN-enabled set-top box and the ITNV service was driven by the general availability of our products and services, and by the support in the affiliate distribution channel, and increased consumer awareness of ITVN. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows.

      Hardware revenues, net of allowance for sales returns, for the three months ended June 30, 2005 were 52% of our net revenues for that period. Hardware sales during the first fiscal quarter were minimal since we did not officially launch our ITVN service until the second fiscal quarter.

      Cost of Net revenues. The net cost of our ITVN service and our ITVN enabled set-top box sales revenues for the three months ended June 30, 2005 are listed below. Because we did not generate any revenues during 2004, there were no costs of revenues during those corresponding periods.

                                             June 30, 2005      Six Months Ended
                                          Three Months Ended     June 30, 2005

Cost of service revenues                      $ 9,394              $ 9,394

Cost of hardware revenues                      41,302               46,425
                                              -------              -------
Cost of service and hardware revenues         $50,696              $55,819

      Cost of service revenues consist primarily of fees paid to content providers, telecommunication and network expenses, customer service fees and other expenses related to providing the ITVN service. Because the ITVN services were not officially launched until April 2005, we did not have any cost of services during the first fiscal quarter. We expect the costs of service to increase in future periods as the number of subscribers continues to increase. As such, we expect customer care expenses for fiscal year 2006 to be significantly greater than 2005 as we strive to continue to improve customer relations and retention.

      Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top box we distribute and sell including freight costs. The ITVN-enabled set-top boxes that we sell and that are necessary to access our services are manufactured for us by a third party contract manufacturer. We have engaged in the acquisition and sale of hardware as a means to grow our service revenues and, as a result, we do not intend to generate significant gross margins from these hardware sales.

      Sales and marketing expenses. Sales and marketing expenses consist primarily of fees paid for the affiliate program, internet and other media advertising, public relations activities, special promotions, trade shows, and the production of marketing related items. Since we did not market or sell any products or services during 2004, we did not incur any sales and marketing expenses during the three and six month periods ended June 30, 2004. Sales and marketing expenses for the three months ended March 31, 2005 were significantly larger that sales and marketing expenses during the second fiscal quarter of 2005 due to the pre-launch trade show and exhibit expenses that we incurred in the first fiscal quarter.


      General and administrative expenses. General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information systems, customer operations personnel, facility costs, interest expense and professional fees. General and administrative expenses for the three months ended June 30, 2005 increased 51% compared the period ended March 31, 2005, due primarily to an increase in salaries and wages and professional fees. The increase in salaries and professional fees is due to (i) the additional employees we have retained and
(ii) the additional legal, accounting and other expenses related to being an operating public company. In June 2005, we engaged a new Chief Executive Officer and a new Chief Financial Officer. We also entered into a new lease for new office facilities. These costs are expected to increase our general and administrative expenses in the future. In addition, we expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002.

      The increase in salaries, wages and professional fees of 96%, or $267,882, for the three months ended June 30, 2005 compared to the period ended March 31, 2005 was primarily due to the issuance of common stock to Radium's financial advisor in conjunction with the Merger, the issuance of common stock as a signing bonus to the newly hired CEO and CFO, and an increase in the number of employees.

      The increase in interest expense primarily consists of cash charges related to interest expense, extension fees paid for the $500,000 note that was originally due on May 2, 2005 and draw fees on the letter of credit established on March 24, 2005. Interest expense extension fees and issuance fees for the three months ended June 30, 2005 was $83,259 as compared to $5,982 from the three months ended March 31, 2005.

Liquidity and Capital Resources

         To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of our common stock, loans extended to us by third party institutions and by certain of our founders, and by a $2,400,000 letter of credit facility that has been extended to us by Manufacturer's Bank. Our cash proceeds from operations are subject, in part, to the amount and timing of cash received from customers for hardware purchases and subscriptions. At June 30, 2005, we had $58,748 of cash and cash equivalents and total current assets of approximately $2,700,000. Because we have now officially launched the sales of our ITVN set-top boxes, most of our current assets consist of ITVN set-top boxes that we have purchased. As described below, most of our current liabilities consist of amounts payable under the letter of credit used to purchase the set-top boxes, and loans extended to us by our founders.

      We intend to generate revenues from (i) the sale of our ITVN set-top boxes and (ii) the on-going monthly subscription fees paid by the subscribers for our ITVN video services. Since our ITVN service was launched during the past fiscal quarter, we have not yet sold enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from these sources of revenues. Accordingly, we expect to have to obtain additional funds from either loans from affiliates or third parties, or from sales of our securities. We do not have any written commitments from any affiliates or any third parties for additional loans. In addition, our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to "Factors That May Affect Future Operating Results" below for further discussion.


      We currently expect to repay the letter of credit facility from sales of our set-top boxes and, if available, from funds otherwise derived from any possible sale of securities. Our goal is to generate sufficient monthly subscription revenues from on-going subscribers to fund all of our monthly anticipated operating expenses and, thereafter, to provide us with positive cash flow from operations. We believe that we will reach the foregoing level of cash flow if we sell all of the set-top boxes that we currently have in inventory. No assurance can, however, be given that we will be able to sell all of the set-top boxes.

      The following table summarizes our cash flow activities:

                                                         Six Months Ended
                                                           June 30, 2005

Net cash used in operating activities                       $3,162,800

Net cash used in investing activities                       $  481,414

Net cash provided by financing activities                   $3,192,593

Net Cash Used in Operating Activities

      The increase in net cash used in operating activities from the six months ended June 30, 2005 as compared to the twelve months ended December 31, 2004, was largely attributable to the increase in the number of ITVN-enabled set top boxes that we purchased during 2005. The primary change in net cash used in operating activities for the six months ended June 30, 2005 was an increase of $2,565,030 in inventory, offset by $630,000 due to the receipt of inventory that was prepaid as of December 31, 2005 Net Cash Used in Investing Activities

Net Cash Used in Investing Activities

      The increases in net cash used in investing activities for the six months ended June 30, 2005 was primarily attributable to increased purchases and of fixed assets. During the six months ended June 30, 2005, we acquired fixed assets for $477,526 to support our business.

Net Cash Provided by Financing Activities

      For the six months ended June 30, 2005, the principal source of cash generated from financing activities related to our borrowing under our bank letter of credit facility and loans from related parties. These transactions generated $3.2 million.

Financing Agreements

Related Party Notes Payable. During the six months ended June 30, 2005, two related parties loaned the company a total of $1,056,593. The loans are demand notes with no stated maturity date. The notes bear interest at a rate of 8% beginning on July 1, 2005. No interest was paid or accrued on these notes during the three months ended June 30, 2005.


Letter of Credit Facility with Manufacturer's Bank. In March 2005, we entered into a loan and security agreement with Manufacturer's Bank whereby Manufacturer's Bank agreed to issue us letters of credit in the aggregate amount of $2,400,000 to be used to increase our ITVN set-top box inventory on hand. The letter of credit is secured by a $2,400,000 savings deposit placed at
Manufacturer's Bank by a third party. The third party has agreed to permit Manufacturer's Bank to draw down on the cash collateral if we are unable to repay the letter of credit as and when required. All amounts withdrawn by Manufacturer's Bank from the savings deposit will become loans that we have to repay to the third party guarantor. We have fully utilized the $2,400,000 availability under the letter of credit to purchase the inventory of set-top boxes that we anticipate we will need in the short term. However, we currently do not have the funds to repay the full amount of this letter of credit as it becomes due. Accordingly, our obligation to Manufacturer's Bank will be satisfied from the third party's cash collateral, and we will have to repay the third party. Our obligation to repay the third party is evidenced by a demand promissory note that is secured by a first priority security interest on all of our assets. We have agreed to pay the third party 6% interest per annum of the amount drawn on the letter of credit. Therefore, our total cost of the letter of credit is currently 12.5% per annum. The loan and security agreement in favor of the third party includes, among other terms and conditions, limitations on our ability to dispose of our assets; merge or consolidate with or into another person or entity; create, incur, assume or be liable for indebtedness (other than certain types of permitted indebtedness, including existing and subordinated debt and debt to trade creditors incurred in the ordinary course of business); create, incur or allow any lien on any of our property or assign any right to receive income except for certain permitted liens; make investments; pay dividends; or make distributions. At June 30, 2005 we had $2,136,000 outstanding under the letter of credit. Since the end of the fiscal quarter ended June 30, 2005, we have drawn down on the balance of the letter of credit, and all $2,400,000 available to us is now outstanding. All amounts drawn under the letter of credit facility are due 90 days from the draw date. As of the date of this Quarterly Report on Form 10-QSB, there have been three draws on the letter of credit consisting of $1,178,940, $957,060 and $264,000 and such amounts are due on August 23, 2005, September 12, 2005 and October 9, 2005, respectively.

         The following is a summary of our contractual cash obligations for the following fiscal years:

                                                                                 2008 and
Contractual Obligations      Total           2005        2006        2007       Thereafter
-----------------------   ----------         ----        ----        ----       ----------
Letter of credit          $2,400,000      $2,400,000     $    0      $    0       $    0

Off-Balance Sheet Arrangements

         As  part  of our  ongoing  business,  we  generally  do not  engage  in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at June 30, 2005.

         We do not believe that inflation has had a material impact on our business or operations.

FACTORS THAT MAY AFFECT OUR BUSINESS AND OUR FUTURE RESULTS

         We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be harmed by any of these risks. The following factors should be considered in connection with the other information contained in this Quarterly Report on Form 10-QSB.

RISKS RELATED TO OUR BUSINESS

We are an early-stage company subject to all of the risks and uncertainties of a new business.

         Although Radium has been in existence since April 2002, and our ITVN operating subsidiary has been in existence since December 2003, we should be evaluated as a new, start-up company, subject to all of the risks and uncertainties normally associated with a new, start-up company. To date, Radium's operations have not been successful and have not generated any meaningful amount of revenues. Accordingly, we have ceased Radium's prior operations and are concentrating all of our efforts on developing ITVN's IPTV networks operations. However, ITVN itself is a start-up company that did not commercially launch its IPTV services until April 2005 and, therefore, has only recently commenced generating revenues. As a start-up company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly revenues will be able to pay all of our projected operating expenses until we have sold all of our current inventory of approximately 25,000 set-top boxes to monthly paying customers. Since the recent launch of our service and the initial sales of our IPTV set-top boxes, we signed up approximately 2,100 customer accounts for our IPTV services. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

We have limited working capital and will need to raise additional capital in the future.

         As of June 30, 2005, we had a stockholders' deficit of $162,000 (unaudited). Since its inception, ITVN has had a net loss from operations of approximately $1,916,000 (unaudited). We currently only have a limited amount of cash available, which cash is not sufficient to fund our anticipated future operating needs. To date, the capital needs of ITVN have been funded by (i) demand loans made to the company by its officers and principal stockholders,
(ii) a $500,000 loan made from a third party, and (iii) from a short-term $2,400,000 letter of credit facility extended to us by Manufacturer's Bank. The entire $2,400,000 letter of credit facility has been utilized and matures in three stages during August, September and October 2005. Although we have repaid the $500,000 third party loan, we currently do not have sufficient funds to repay the loans extended to us by our officers/principal stockholders or the letter of credit facility. While some of our officers/principal stockholders may, from time to time, make some additional short-term loans to us if we need working capital, none of these officers/stockholders has committed to make any additional loans, and no assurance can be given that we will receive additional loans if and when needed. Our capital needs in the future will depend upon factors such as market acceptance of our product and any other new products and services we launch, the success of our core business, the amount of sales and subscription revenues that our operations generate, and the amount of our operating costs, including marketing and sales costs. None of these factors can be predicted with certainty. We currently purchase our ITVN set-top boxes from an off-shore manufacturer and we have ordered 25,000 of such boxes. We will, however, have to purchase additional boxes. In order to fund our future operations, including the purchase of additional ITVN set-top boxes, we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition.

A payment demand by our third party lender under its secured loan could result in the foreclosure of all of our assets and the termination of our business.

         Our $2,400,000 outstanding obligation to Manufacturer's Bank under a letter of credit is secured by a $2,400,000 savings deposit placed at Manufacturer's Bank by a third party. The third party has agreed to permit Manufacturer's Bank to draw down on the cash collateral if we are unable to repay the letter of credit as and when required. All amounts withdrawn by Manufacturer's Bank from the savings deposit will become loans that we have to repay to the third party guarantor. All of the $2,400,000 outstanding amount under the letter of credit is due and payable between August 24, 2005 and October 10, 2005. We currently do not have the funds to repay the full amount of this letter of credit as it becomes due. Accordingly, our obligation to Manufacturer's Bank will be satisfied from the third party's cash collateral, and we will have to repay the third party. Our obligation to repay the third party is evidenced by a demand promissory note that is secured by a first priority security interest on all of our assets. Although we have an informal understanding with the third party guarantor of our obligation under the letter of credit that the third party will not declare the promissory note due and payable in the near term and that the third party will accept payment from proceeds we receive from the sale of our set-top boxes, the third party guarantor may declare the loan due at any time. If we are unable to repay the loan when repayment of the loan is demanded, the third party will have the right to foreclose on all of our assets, which would materially affect our operations and could result in the termination of our operations. No assurance can be given that we will be able to repay the loan to the third party guarantor.

We have only had limited product sales to date, and we can give no assurance that our products and services will be accepted by the market.

         We launched the sale of our set-top boxes in April 2005. Although we have not had any complaints to date, no assurance can be given that our ITVN set-top boxes and the IPTV services that can be accessed through the set-top
boxes,   will  work   satisfactorily   in  large  scale  commercial  usage.  Any
unanticipated problems with our set-top boxes, or the ability to deliver high resolution video programming would limit our ability to market our products and services. Because we have only been offering our products and services for a few months, we do not have sufficient market data to be able to predict whether our products and services will be accepted by the IPTV or video-on-demand markets, or whether any subscribers for our services will continue to subscribe for our services. Our current business model is based on maintaining a base of on-going monthly subscribers. Because all of our subscriptions were entered into recently, we have no history from which we can predict the success of our business model. Accordingly, we have limited experience in selling our ITVN set-top boxes and providing our services on which to base any prediction about our future operations and viability.

         The success of our business depends on the growth of our content library, the growth of our subscriber base, and the negotiation of favorable pricing terms with content providers.

         Although our business plan is to provide a number of network programming alternatives to our customers (including music videos, foreign news programming and classic movies), at this time we only have one category of content that we can offer our customers--adult entertainment. Accordingly, our ITVN set-top boxes and IPTV services currently can only be marketed to viewers who are interested in adult content and not to the much larger audience that we believe will be interested in our products and services when a number of the other channels are available. Having only adult entertainment programming available at this time limits the reach of our marketing and sales efforts. Our strategy depends on expanding the content available using our set-top boxes, which in turn depends on our relationships with production and distribution companies that control content. We will need to develop and maintain such relationships as we expand our business to provide additional content. There can be no assurance, however, that we will be able to develop and maintain such relationships or negotiate such terms. In such case, we may be forced to change our strategy or abandon the media delivery business despite our investment in infrastructure supporting such a business, which could have a material adverse effect on the results of our operations.

         If  we  are  unable  to  compete   effectively   with  other  forms  of
entertainment, we will not be able to increase subscriber revenue.

         We face general competition from other forms of entertainment, including sporting and cultural events, other television networks, feature films and other programming. Our ability to compete depends on many factors, some of which are outside of our control. These factors include the quality and appeal of our competitors' content, the technology utilized by our competitors, the effectiveness of their sales and marketing efforts and the attractiveness of their product offerings. Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can  to  the  development  and  promotion  of  their  product  offerings.  These
competitors  may  also  engage  in  more  extensive   technology   research  and
development and adopt more aggressive pricing policies for their content. Additionally, increased competition could result in price reductions, lower margins and negatively impact our financial results.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

         To manage operations effectively, we must constantly improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our costs in general and general and administrative expense, in particular, and otherwise to execute on our business plan. We need to cost-efficiently develop our new technology business as well as expand our base of subscribers to implement our business strategy, and efficiently implement our business strategies. There are no assurances that we will be able to effectively and efficiently manage this growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

RISKS RELATED TO OUR COMMON STOCK

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

         The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.


You may have difficulty selling our shares because they are deemed "penny stocks."

         Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this company continues to expand its operations, we have implemented, and will continue to implement, such additional disclosure and procedure controls, including internal controls over financial reporting, that are appropriate for the company's size and stage of development.

PART II. OTHER INFORMATION

ITEM 2.  Unregistered  Sales of Securities and Use of Proceeds

On June 3, 2005, we entered into employment agreements with Charles Prast, our Chief Executive Officer, and Murray Williams, our Chief Financial Officer. As a signing bonus, we issued 581,767 shares to Mr. Prast and 250,000 shares to Mr. Williams. The shares were valued at $0.10 per share. Under the employment agreements of Mr. Prast and Mr. Williams, we agreed to "piggy-back" registration rights, under which we agree to include their shares in the next registration statement that we file with the SEC. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

On June 3, 2005, we issued 50,000 shares of our common stock to Danilo Cacciamatta as a financial advisory fee. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

ITEM 4.  Submission of Matters to a Vote of Security Holders

On June 15, 2005, four of our stockholders who collectively owned 16,258,912 shares, representing 65.5% of the outstanding voting shares as of that date, voted to amend our Articles of Incorporationto: (i) change the name of this company to "Interactive Television Networks, Inc."; (ii) increase the number of shares of our common stock authorized for issuance from 25,000,000 to 75,000,000; and (iii) create a class of preferred stock with 5,000,000 shares of Preferred Stock authorized for issuance. An Information Statement describing the foregoing stockholder action was mailed to all stockholders of this company on July 1, 2005.

ITEM 6.   Exhibits And Reports On Form 8-K

         (a)      Exhibits

         10.1 Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Charles Prast.

         10.2 Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Murray Williams.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 17th day of August, 2005.

                           INTERACTIVE TELEVISION NETWORKS, INC.



                                    By:  /S/ Charles Prast
                           ----------------------------------------
                           Charles Prast
                           Chief Executive Officer (Principal Executive Officer)



                                    By:  /S/ Murray Williams
                           ----------------------------------------
                           Murray Williams
                           Chief Financial Officer (Principal Financial Officer)