Form 10QSB/A
period 2005-06-30
RADIUM VENTURES INC
filed 2005-08-26
CIK 1174893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-50122
                            ------------------------

                      INTERACTIVE TELEVISION NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                 98-0372720
      (State or other jurisdiction of          (IRS Employer Identification No.)
        incorporation organization)

 28202 Cabot Rd, Suite 300, Laguna Niguel,
                 California                                  92677
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 12, 2005, there were 24,881,767 shares of common stock, $.001 par value, issued and outstanding.

                      INTERACTIVE TELEVISION NETWORKS, INC.
                                  FORM 10-QSB/A

                                Explanatory Note

      This Amendment No. 1 on Form 10-QSB/A amends the Form 10-QSB originally filed by Interactive Television Networks, Inc. on August 18, 2005 for the quarter ended June 30, 2005. Due to an administrative error, the two exhibits referenced in the August 18, 2005 Form 10-QSB were accidentally not attached to the Form 10-QSB. This Amendment No. 1 on Form 10-QSB/A merely files the exhibits that were omitted from the original Form 10-QSB. Except for the addition of the two exhibits, this report does not reflect any events or circumstances occurring after August 18, 2005 or modify or update any disclosures contained in that original Form 10-QSB.

PART II. OTHER INFORMATION

ITEM 6. Exhibits And Reports On Form 8-K

      (a)   Exhibits

     10.1 Form of Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Charles Prast.

     10.2 Form of Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Murray Williams.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 23rd day of August, 2005.



      INTERACTIVE TELEVISION NETWORKS, INC.



      By: /S/ Charles Prast
         --------------------------------------------------
      Charles Prast
      Chief Executive Officer (Principal Executive Officer)



      By: /S/ Murray Williams
         --------------------------------------------------
      Murray Williams
      Chief Financial Officer (Principal Financial Officer)