Form 10QSB
period 2005-09-30
Interactive Television Networks
filed 2005-11-14
CIK 1174893

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-50122

                             ----------------------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On November 14, 2005, there were 24,881,767 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

                      INTERACTIVE TELEVISION NETWORKS, INC.
                                   FORM 10-QSB

                                                                            PAGE
                                                                             NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of September 30, 2005
            (unaudited) and December 31, 2004 ...............................  3

            Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and from
            December 17, 2003 (Inception) to September 30, 2005
            (unaudited)......................................................  4

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and from December
            17, 2003 (Inception) to September 30, 2005 (unaudited)...........  5

            Notes to Condensed Consolidated Financial Statements (unaudited).  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 14

Item 3.  Controls and Procedures............................................. 30

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 31

SIGNATURES................................................................... 31

PART I

ITEM 1. Condensed Consolidated Financial Statements

                      Interactive Television Networks, Inc.
                          (a Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                                      September 30,     December 31,
                                                                          2005             2004
                                                                     --------------    --------------
                                                                      (unaudited)
Assets

Current assets:
   Cash                                                              $        5,259    $      510,369
   Inventory                                                              1,969,370                --
   Accounts receivable, net                                                 300,000                --
   Shareholder advances                                                          --           210,713
   Prepaids & other                                                          34,291           630,000
                                                                     --------------    --------------
     Total current assets                                                 2,308,920         1,351,082

Capitalized inventory, net of accumulated depreciation
   of $36,438 (Note 4)                                                      195,779                --
Fixed assets, net of accumulated depreciation of $235,652
   and $11,032, as of September 30, 2005 and December 31,
   2004, respectively                                                       670,235           242,035
Intangible assets, net of accumulated amortization of
   $29,467 and $13,333 as of September 30, 2005 and
   December 31, 2004, respectively                                           14,421            26,667
Deposits (Note 7)                                                            36,245            10,204
                                                                     --------------    --------------
              Total Assets                                           $    3,225,600    $    1,629,988
                                                                     ==============    ==============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                                  $      452,058    $      239,438
   Accounts payable to related parties  (Note 3)                            796,239            52,989
   Notes payable - related parties (Note 3)                               1,056,593                --
   Letter of credit (Note 5)                                              2,400,000                --
   Other accrued liabilities                                                 56,428                --
                                                                     --------------    --------------

              Total Liabilities                                           4,761,318           292,427
                                                                     --------------    --------------

Stockholders' equity (deficit):

   Common stock, $0.001 par value, 75,000,000 shares
      authorized, 24,881,767 issued and outstanding  (Note 6)                24,882                31
   Preferred stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued or outstanding (Note 6)                       --                --
   Additional paid-in capital (Note 6)                                    1,729,295         1,665,969
   Deficit accumulated during development stage                          (3,289,895)         (328,439)
                                                                     --------------    --------------
              Total Stockholders' Equity (Deficit)                       (1,535,718)        1,337,561
                                                                     --------------    --------------

              Total Liabilities and Stockholders' Equity (Deficit)   $    3,225,600    $    1,629,988
                                                                     ==============    ==============

The accompanying notes are an integral part of these financial statements.

                      Interactive Television Networks, Inc.
                          (a Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                               For the three months             For the nine months          December 17, 2003
                                               ended September 30,              ended September 30,           (Inception) to
                                          -------------------------------  -------------------------------     September 30,
                                               2005             2004             2005             2004             2005
                                          --------------   --------------   --------------   --------------   --------------
Revenue                                   $      527,444               --   $      602,840   $           --   $      602,840

Cost of goods sold                               912,187               --          976,680               --          976,679
                                          --------------   --------------   --------------   --------------   --------------

Gross profit                                    (384,743)              --         (373,840)              --         (373,839)
                                          --------------   --------------   --------------   --------------   --------------

Expenses:
   Consulting fees - related parties                  --           20,000               --           20,000           50,000
   Salaries expense (Note 3)                     319,416               --          685,298               --          745,298
   Professional fees                             212,372           30,000          671,192           55,000          808,242
   Sales and marketing                            35,660            2,500          243,785            2,500          300,160
   Depreciation and amortization                 109,314               --          240,753               --          265,119
   General and administrative (Note 3)           312,587               --          746,587               --          747,237
                                          --------------   --------------   --------------   --------------   --------------
     Total expenses                              989,349           52,500        2,587,615           77,500        2,916,056
                                          --------------   --------------   --------------   --------------   --------------

Net loss                                  $   (1,374,092)  $      (52,500)  $   (2,961,455)  $      (77,500)  $   (3,289,895)
                                          ==============   ==============   ==============   ==============   ==============

Weighted average number of
   common shares outstanding -
   basic and fully diluted                    24,881,767       17,694,000       23,239,376       17,694,000
                                          ==============   ==============   ==============   ==============

Net loss per share - basic and
   fully diluted                          $        (0.06)  $        (0.00)  $        (0.13)  $        (0.00)
                                          ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                      Interactive Television Networks, Inc.
                          (a Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   For the nine months        December 17, 2003
                                                                    ended September 30,        (Inception) to
                                                            --------------------------------    September 30,
                                                                 2005              2004              2005
                                                            --------------    --------------    --------------
       CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                         $   (2,961,455)   $      (77,500)   $   (3,289,895)
           Adjustments to reconcile net loss
           to net cash used in operations:
               Depreciation                                        261,057                --           272,089
               Amortization                                         16,134                --            29,467
               Common stock exchanged for services                  88,177                --            88,177
           Changes in assets and liabilities
               Inventory                                        (2,201,587)               --        (2,201,587)
               Prepaid inventory                                   630,000                --                --
               Accounts receivable                                (300,000)               --          (300,000)
               Shareholder advances                                210,713                --                --
               Prepaids & other                                    (34,291)               --           (34,291)
               Deposits                                            (26,041)          (36,245)
               Accounts payable                                    212,620            75,000           452,058
               Accounts payable to related parties                 743,250                --           796,239
               Other accrued liabilities                            56,428                --            56,428
                                                            --------------    --------------    --------------
       NET CASH USED IN OPERATING ACTIVITIES                    (3,304,995)           (2,500)       (4,167,560)

       CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of fixed assets                               (652,820)          (20,000)         (905,886)
           Purchase of intangible assets                            (3,888)          (40,000)          (43,888)
                                                            --------------    --------------    --------------
       NET CASH USED IN INVESTING ACTIVITIES                      (656,708)          (60,000)         (949,774)

       CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from related party notes                     1,056,593            62,500         1,056,593
           Borrowings under line of credit                       2,400,000                --         2,400,000
           Proceeds from issuance of common stock                       --                --         1,666,000
                                                            --------------    --------------    --------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,456,593            62,500         5,122,593
                                                            --------------    --------------    --------------
   Net cash decrease for period                                   (505,110)               --             5,259

   Cash at beginning of period                                     510,369                --                --
                                                            --------------    --------------    --------------
   Cash at end of period                                    $        5,259    $           --    $        5,259
                                                            ==============    ==============    ==============

Supplemental disclosures of cash flow information:
   Interest paid                                            $      134,841    $           --    $      134,841
   Income taxes paid                                                    --                --                --

Supplemental disclosure of significant non-cash
  transactions:
   Capitalized inventory, net of accumulated depreciation
      of $36,438 (Note 4)                                   $      195,779    $           --    $      195,779

   The accompanying notes are an integral part of these financial statements.

              Interactive Television Networks, Inc. and Subsidiary
                          (a Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Interactive Television Networks, Inc., a Nevada corporation formerly known as Radium Ventures, Inc., owns 100% of the issued and outstanding capital stock of ITVN, Inc., a Nevada corporation formerly known as XTV, Inc. and as Interactive Television Networks, Inc. ("ITVN"), a company that we acquired on June 3, 2005 (hereafter referred to as the "Merger"). All of this company's operations are currently conducted through ITVN. Unless the context indicates otherwise, references herein to "we," "our," or the "Company" during periods prior to June 3, 2005 refer solely to ITVN, while references to "we," "our," or the "Company" after June 3, 2005 refer to both Interactive Television Networks, Inc. and its subsidiary, ITVN. All references to "Radium" refer to Radium Ventures, Inc. on a stand-alone basis prior to June 3, 2005.

ITVN creates and provides a service (the "ITVN Service") enabling subscribers to receive television content via the Internet and view the content on their television. The ITVN Service requires an ITVN-enabled set-top box which pulls pages off a web server and projects them onto the television screen and a remote control which consumers use to view a library of motion pictures and other video content on their television at any time "on demand." The Company is a vertically integrated provider of digital interactive content networks delivered to televisions over domestic broadband connections of 300kbps or better. A wide variety of content will be available to the users of the set-top box through the creation of branded networks. All content that is and will be distributed through the ITVN Service is and will be provided by the owners of that content. Subscribers will be provided with continuous access to a variety of motion pictures, music videos, foreign language news broadcasts and adult entertainment.

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

The Company continues to be subject to certain risks common to companies in similar stages of development, including the uncertainties outlined above, as well as the uncertainty of availability of additional financing; dependence on third parties for manufacturing and marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, limited marketing and sales experience; and the uncertainty of future profitability.

The unaudited condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2004 filed with the SEC in the Company's Form 8-K/A. The Company's operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire fiscal year.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - SUMMARY OF ACCOUNTING PRINCIPLES

Revenue Recognition

During the nine months ended September 30, 2005 the Company generated service revenues from fees for providing the ITVN Service to consumers. In addition, in an effort to increase its subscription growth, the Company had a third party manufacture ITVN-enabled set-top boxes and subsequently began to distribute them. This effort resulted in revenues from the sale of hardware products that enable the ITVN Service.

Service Revenues. Included in service revenues are revenues from monthly fees for the ITVN Service. These subscription revenues are recognized over the period benefited. Service revenues for the three and nine months ended September 30, 2005 were $124,144 and $157,488, respectively

Hardware Revenues. The Company recognizes hardware revenues, net of allowance for sales returns, from the sales of its ITVN-enabled set-top boxes. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these set-top boxes are expensed as cost of goods sold. Hardware revenues for the three and nine months ended September 30, 2005 were $403,300 and $445,352, respectively.

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

Inventory

Inventory consists of all costs paid to have the ITVN-enabled set-top boxes manufactured and shipped to our warehouse. Inventory is valued at the lower of cost (first-in, first-out) or market.

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

The fair value of the accounts payable amounts due to related parties is not determinable as they have no repayment terms.

Going Concern Basis

For the nine months ended September 30, 2005, the Company incurred net losses totaling $2,961,455, had net cash used in operating activities totaling $3,304,995; and had an accumulated deficit of $3,289,895 as of September 30, 2005. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to obtain additional financing, and the ability to ultimately attain profitability.

Management plans to raise capital during 2006 and will review all available fund raising alternatives. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company's equity and debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has a content agreement with an entity partially owned by one of the founders of ITVN. Such entity is one of numerous companies that provide content to the Company to be distributed to the Company's customers. The related party earned $10,643 and $13,519 during the three and nine months ended September 30, 2005 for content fees which is included in cost of goods sold. As of September 30, 2005, $10,380 had not been paid and is included in accounts payable. The outstanding fees were paid in full subsequent to September 30, 2005.

At September 30, 2005 there were accounts payable to related parties totaling $796,239. Such liabilities consist of expenditures made on behalf of the Company for equipment purchases, software purchases, supplies and various other general expenses, as well as, salaries and/or consulting fees owed to the related parties. Portions of these advances were repaid subsequent to September 30, 2005.

The two founders of ITVN have loaned the Company a total of $1,056,593 as of September 30, 2005. The notes bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. As of September 30, 2005, $21,074 of interest had been accrued and is included in other accrued liabilities. No principal or interest was paid on these notes during the three and nine months ended September 30, 2005.

NOTE 4 - CAPITALIZED INVENTORY

During the nine months ended September 30, 2005 the Company experimented with a marketing promotion whereby the Company gave, without charge, ITVN-enabled set-top boxes to various customers that signed up for the ITVN Service. In the event that these customers cancel their service at any time, they are required to return the ITVN-enabled set-top box to the Company. The Company capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives and totaled $27,765 and $36,438 for the three and nine months ended September 30, 2005, respectively and is included in cost of goods sold.

NOTE 5 - LETTER OF CREDIT

On March 24, 2005, the Company obtained a letter of credit ("LOC") from Manufacturers Bank in the amount of $2,400,000 to be used for future inventory purchases. As of September 30, 2005, $2,400,000 had been drawn from the LOC for inventory purchases; $1,178,940 of the LOC was due on August 24, 2005, $957,060 was due on September 13, 2005 and the remaining $264,000 is due on October 9, 2005. The Company repaid the LOC in full on October 25, 2005. During the three and nine months ended September 30, 2005 the Company recorded $69,597and $93,625, respectively of interest and issuance finance expenses related to this LOC.

NOTE 6 - CAPITAL STOCK

Effective July 22, 2005, the Company increased its authorized capital stock from 25,000,000 shares of common stock, with a par value of $0.001 per share to 75,000,000 shares of common stock, with a par value of $0.001 per share and created a preferred class of stock consisting of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. Accordingly, as of September 30, 2005, the Company's authorized capital stock consisted of 75,000,000 shares of common stock, with a par value of $0.001 per share, and 5,000,000 shares of preferred stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

As of September 30, 2005, 24,881,767 shares of common stock were issued and outstanding. The founders of the Company paid a total of $1,000 for the 25,000 shares that were issued to them on December 17, 2003 (such shares were converted into 16,558,328 shares in conjunction with the Merger). XTV Investments LLC paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

On March 28, 2005, the Company entered into an Escrow and Marketing Agreement (the "E&M Agreement") with XTV Investments LLC ("XTVI"). Pursuant to the E&M Agreement, XTVI was granted the non-exclusive right to introduce the Company to certain potential customers who wish to purchase the Company's product and become subscribers. XTVI is entitled to receive and retain 1,382,140 shares of the Company's common stock if XTVI delivers 20,000 qualified customers that buy the Company's set-top box and subscribe to the Company's services before April 30, 2006 and continue to be valid, paying subscribers for at least 180 days. XTVI has delivered only one qualified customer to the Company as of November 14, 2005.

In total, the ITVN pre-merger shares were converted into 22,117,550 shares of Radium in conjunction with the Merger representing approximately 89% of the Company. In addition to the foregoing, in accordance to the Reorganization Agreement, upon the closing of the Merger we issued 50,000 shares to our financial advisor, hired a Chief Executive Officer who was granted 581,676 shares and hired a Chief Financial Officer who was granted 250,000 shares.

NOTE 7 - COMMITMENTS

On June 1, 2005, the Company entered into a month-to-month office lease agreement to lease approximately 6,050 square feet of space in Woodland Hills, California at a rate of $1.30 per square foot per month. Rent expense relating to this office space during the three and nine months ended September 30, 2005 totaled $23,595 and $31,460, respectively. In addition, a security deposit of $7,865 was paid to the lessor in June 2005. On October 1, 2005 the lease was modified to include an additional 1,800 square feet of space, the rent was increased by $2,400 per month and the security deposit was increased by $2,400. As of October 1, 2005, the rent for this lease is $10,265 per month and the total security deposit for this lease is $10,265.

On June 27, 2005, the Company entered into a six month office lease agreement, commencing July 15, 2005, to lease approximately 240 square feet of space in Laguna Niguel, California at a rate of $8.00 per square foot per month. The Company paid $595 in set up fees and a $300 security deposit in June 2005. Rent expense relating to this office space during the three and nine months ended September 30, 2005 totaled $5,248.

On July 18, 2005, the company entered into a Directors and Officers Liability insurance agreement and financed $53,374 of the amount through AFCO Acceptance Corporation to be paid at a rate of $6,216 per month for nine months from June 2005 through February 2006.

The Company had no other direct commitments as of September 30, 2005. As part of XTVI's commitment to the Company to provide funds for all operating expenses, XTVI caused one of its affiliates to enter into an equipment lease agreement to procure $317,024 of computer equipment to be used by the Company. The Company is not a party to the lease agreement but has made all the necessary lease payments to date. The agreement was signed on December 10, 2004 and is a 36-month lease beginning on January 1, 2005 with monthly lease payments of $9,426 plus monthly taxes of $778.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe adopting FIN 47 will have a material impact on its consolidated financial position or results of operations or cash flows.

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

We have opted for early adoption and adopted the "modified prospective" method. We have not granted options to any employees as of September 30, 2005. During the nine months ended September 30, 2005, we issued common stock to a financial advisor utilized in conjunction with the Merger, and we issued shares of common stock as signing bonuses to the newly hired CEO and CFO. The fair market value of the shares issued was expensed on the date issued and that amount was credited to paid-in-capital.

NOTE 9 - SUBSEQUENT EVENTS

On October 24, 2005, the Company entered into a series of agreements, each of which is dated as of October 20, 2005, pursuant to which the Company sold to Pentagon Bernini Fund, Ltd. (the "Fund") (i) a three-year 17% Secured Convertible Debenture (the "Debenture") having an initial principal balance of $4,000,000, and (ii) five-year warrants (the "Warrants") to acquire 1,000,000 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $3.00 per share. The foregoing sale of securities was completed on October 25, 2005. The aggregate purchase price of the securities sold in the private placement was $4,000,000. The Company used $2,400,000 of the offering proceeds to repay, in full, the $2,400,000 outstanding letter of credit payable to Manufacturers Bank. The balance of the offering proceeds, $1,600,000, was used to repay a working capital loan that Mercator Momentum Fund III, LP had extended to the Company on October 3, 2005.

The Debenture accrues interest at a rate of 17% per annum until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest shall be payable quarterly in arrears on the last day of each January, April, July, and October, commencing on January 31, 2006 (each such date, an "Interest Payment Date"). Interest shall be payable in cash, except that the Company may, in its sole discretion, pay up to 50% of the amount of interest payable on any Interest Payment Date by issuing additional debentures in accordance with the same terms as the Debenture. The Company is required to make monthly principal payments of $222,222 under the Debenture commencing in May 2007 and continuing until the Debenture is repaid in full. The Company's obligations under the Debenture are secured by a Security Agreement, pursuant to which the Company granted to the Fund a security interest in all of the Company's personal property assets. In addition, the Company's obligations under the Debenture are also secured by the pledge of 4,000,000 shares of the Company's common stock by various shareholders of the Company.

The Debenture is convertible into shares of the Company's common stock (the "Debenture Shares") at any time at an initial conversion price of $2.00 per share. The initial conversion price is subject to adjustment, including upon a breach by the Company of its registration requirements. In the event the Company fails to comply with its registration requirements (see below) the conversion price will decrease to $1.50 per share.

The Company has the right to prepay the Debenture without penalty, in whole or in part, at any time and from time to time upon not less than fifteen days prior written notice. In the event that the Company issues any additional debt or equity securities, the Fund will have the right to require that 50% of the net proceeds of such debt or equity securities be applied to repay all or a portion of the principal amount outstanding on the Debenture.

In connection with the sale and issuance of the Debenture and Warrants, the Company and the Fund entered into a Registration Rights Agreement (dated October 20, 2005) pursuant to which the Company agreed to prepare and file, no later than the 60th day immediately following the date of the Registration Rights Agreement, a registration statement with the SEC covering the resale of the Debenture Shares and the Warrant Shares. The Company is required to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than 90 days after initial filing of the Registration Statement with the SEC (or 120 days if the registration statement is subjected to a review by the SEC). The Company shall be subject to the payment of specified liquidated damages to the Fund as set forth in the Registration Rights Agreement if the registration statement is not filed and does not become effective within the foregoing time periods. The Company may also be required, under certain circumstances, to pay the Fund specified liquidated damages if it is unable to maintain the effectiveness of the registration statement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our capital resources, our ability to complete the research and develop our products, and our ability to obtain regulatory approval for our products. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "might," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and other countries, and competition. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Overview

On June 3, 2005, Radium Ventures, Inc. completed a reorganization (the "Merger") in which ITVN, Inc. (formerly known as Interactive Television Networks, Inc. and also as XTV, Inc. and herein referred to as "ITVN"), became our wholly-owned subsidiary and our operating company. At the time of the Merger, we had minimal assets and liabilities (prior to the Merger we were an Internet document editing company). Shortly after the Merger, we changed our name to "Interactive Television Networks, Inc.", and our wholly-owned subsidiary changed its name to ITVN, Inc. In connection with the Merger, we also replaced our officers and directors with those of ITVN and hired a new Chief Executive Officer and a new Chief Financial Officer. Following the Merger, we ceased our Internet document editing business, closed our former offices, and moved our corporate offices to Southern California. We currently do not plan to conduct any business other than the operations ITVN has conducted since its formation. Accordingly, since our prior operating results as an Internet document editing business are not indicative of, and have no relevance to, our current or future operations or to our financial statements, all financial information contained in the enclosed interim financial statements for periods prior to the Merger are those of ITVN.

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

Executive Overview and Outlook

The fiscal quarter ended September 30, 2005 was the first full fiscal quarter since the launch of our products and services. During this quarter, we continued to show growth in our customer subscription base and subscription revenues primarily due to subscription growth from our affiliate distribution channel. Our goal for the fiscal year ending December 31, 2005 is to lower our total subscription acquisition costs while continuing to grow our subscription base.

The following table sets forth selected information for the three months ended September 30, 2005 and June 30, 2005 (since we launched our ITVN Service in March 2005, management does not believe the September 30, 2004 numbers provide useful comparisons):

                                       Three Months Ended     Three Months Ended
                                       September 30, 2005       June 30, 2005
                                       ------------------     ------------------

Service and hardware revenues             $    527,444           $     69,164
Cost of goods sold                        $    912,187           $     59,370
Operating expenses                        $    989,349           $    955,762
Loss from operations                      $  1,374,092           $    945,968
Cash used in operating activities         $    142,195           $  2,501,909

Service and Hardware Revenues. Our service and hardware revenues increased by approximately $458,000 or 663% during the three months ended September 30, 2005 compared to the prior quarter ended June 30, 2005. This increase was primarily due to the growth in our retail sales division resulting in the sale of approximately $350,000 worth of ITVN set-top boxes.

Cost of Goods Sold. Our total cost of goods sold, which includes cost of service revenues and cost of hardware revenues, increased by approximately $853,000 or 1,436% during the three months ended September 30, 2005 compared to the prior quarter ended June 30, 2005 due to the increased number of ITVN set-top boxes sold.

Operating Expenses. Our operating expenses, including our sales and marketing, general and administrative, salaries and professional fees, increased approximately $34,000 or 4% during the three months ended September 30, 2005 compared to the prior quarter ended June 30, 2005. The increase in operating expenses for the third quarter of fiscal year 2005 was primarily attributable to increases in our headcount, professional fees and general and administrative expenses.

Cash Flows from Operating Activities. Our net cash used in operating activities for the three months ended September 30, 2005 was approximately $2,360,000 less than that used during the three months ended June 30, 2005. In the prior fiscal quarter, we used $2,200,000 for the purchase of set top boxes as inventory for future sales. Such a purchase was not necessary during the three months ended September 30, 2005.

We continue to be subject to a number of risks, including manufacturing and shipping delays of our set-top boxes, delays in product and service developments; competitive service offerings; lack of market acceptance and uncertainty of future profitability; and the dependence on third parties for manufacturing and marketing. We conduct our operations through one reportable segment. We anticipate that our business will be seasonal and we expect to generate a significant number of our new subscriptions during and immediately after the holiday shopping season. During the three months ended September 30, 2005, we had net losses of $1,374,092. As of September 30, 2005, we had an accumulated deficit of $3,289,895.

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

Subscriber Acquisition Cost ("SAC"). Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total acquisition costs for obtaining new subscribers divided by the gross number of subscriber additions. We define total acquisition costs as the sum of sales and marketing expenses, which includes commissions and other payments made to our affiliate distribution channel. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

During the three months ended September 30, 2005, our total acquisition costs were $35,660, and SAC was $51.53. Due to the recent launch of our services and the recent commencement of our marketing efforts, we do not believe that the foregoing SAC value is indicative of our future acquisition costs.

As a result of the expected seasonal nature of our subscription growth, we anticipate our SAC will vary significantly during the year. Management will primarily review this metric on an annual basis due to the timing difference between our recognition of promotional program expense and the subsequent addition of the related subscription acquisition. For example, we expect to incur increased sales and marketing expense during our fourth quarter in anticipation of new subscriptions that may be added during the fourth quarter and in subsequent periods.

Average Revenue Per User ("ARPU"). Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including subscription fees, hardware purchases, advertising, and audience measurement research. ARPU does not include all items contained in GAAP and as a result you should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding some costs of the discretionary nature of some expenses and because management believes some expenses are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. We calculate ARPU per month by dividing total revenues, excluding retail sales, by the number of months in the period. We then divide by average subscribers for the period. ARPU per month for the three months ended September 30, 2005 was $41.81. Because virtually all of our subscribers were added during the past two fiscal quarters ended September 30, 2005 and our experience with subscribers is still limited, we believe that the foregoing ARPU metric may not be indicative of future operations.

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

Valuation of Inventory

We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market. As of September 30, 2005, inventory was determined to be properly valued at cost and there were no adjustments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

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

We have opted for early adoption and adopted the "modified prospective" method. We have not issued options to any employees as of September 30, 2005. During the nine months ended September 30, 2005, we issued a total of 881,676 shares of common stock to a financial advisor as compensation and as a signing bonus to our newly hired CEO and CFO. The fair market value of the shares issued was expensed on the date issued and that amount was credited to paid-in-capital.

Results of Operations

Net revenues. Net service and hardware revenues for the three and nine months ended September 30, 2005 are listed below. During 2004, we were primarily engaged in the development of our products and services and, therefore, did not generate any revenues.

                                   Three Months Ended        Nine Months Ended
                                   September 30, 2005        September 30, 2005
                                   ------------------        ------------------

Service revenues                   $  124,144      24%       $  157,488      26%
Hardware revenues                     403,300      76%          445,352      74%
                                   ------------------        ------------------
Net revenues                       $  527,444                $  602,840

Service revenues represent revenues received from subscriptions for the use of the ITVN services. Service revenues for the three and nine month periods ended September 30, 2005 were $124,114 and $157,488, respectively. We officially launched our ITVN services, and formally commenced marketing our products in April 2005. Accordingly, we did not generate significant service revenues in the quarter ended June 30, 2005, and did not recognize any service revenues during the three and nine month periods ended September 30, 2004. Consumer demand for the ITVN-enabled set-top box and the ITVN service was driven by the general availability of our products and services, and by the support in the affiliate distribution channel, and increased consumer awareness of ITVN. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows.

Hardware revenues, net of allowance for sales returns, for the three months ended September 30, 2005 were 76% of our net revenues for that period. Hardware sales during the second fiscal quarter were minimal since we did not officially launch our ITVN Service until the second fiscal quarter. Management believes hardware sales will continue to exceed service revenues during the initial roll-out of our product until the Company obtains a large number of monthly subscribers .

Cost of Goods Sold. The net cost of our ITVN Service and our ITVN enabled set-top box sales revenues for the three and nine months ended September 30, 2005 are listed below. Because we did not generate any revenues during 2004, there were no costs of goods sold during those corresponding periods.

                                   Three Months Ended        Nine Months Ended
                                   September 30, 2005        September 30, 2005
                                   ------------------        ------------------

Cost of service revenues           $   32,192       4%       $   41,840       4%
Cost of hardware revenues          $  852,230      93%       $  898,402      92%
Depreciation on capitalized
  inventory                        $   27,765       3%       $   36,438       4%
                                   ------------------        ------------------
Cost of goods sold                 $  912,187                $  976,680

Cost of service revenues consist primarily of fees paid to content providers, telecommunication and network expenses, customer service fees and other expenses related to providing the ITVN service. We expect the costs of service to increase in future periods as the number of subscribers continues to increase. In addition, we expect customer care expenses for fiscal year 2006 to be significantly greater than 2005 as we strive to continue to improve customer relations and retention.

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top box we distribute and sell including freight costs. The ITVN-enabled set-top boxes that we sell and that are necessary to access our services are manufactured for us by a third party contract manufacturer. We sell our set-top box hardware to subscribers primarily as a means to grow our subscriber base and our monthly service revenues and, as a result, we do not intend to generate significant gross margins, if any, from these hardware sales. As a result, our gross margins from hardware sales may be negative.

Depreciation on capitalized inventory represents depreciation on ITVN-enabled set-top boxes that we gave to a certain number of subscribers at no cost as a marketing promotion. The Company capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives.

Operating Expenses. Operating expenses for the three months ended September 30, 2005 and June 30, 2005 are listed below (since we launched our ITVN Service in March 2005, management does not believe the September 30, 2004 numbers provide useful comparisons):

                                   Three Months Ended        Three Months Ended
                                   September 30, 2005           June 30, 2005
                                   ------------------        ------------------

Salaries expense                   $ 319,416       32%       $ 201,010       21%
Professional fees                    212,372       21%         345,282       36%
Sales and marketing                   35,660        4%          65,495        7%
Depreciation and amortization        109,314       11%          82,967        9%
General and administrative           312,587       32%         261,008       27%
                                   ------------------        ------------------
Operating expenses                 $ 989,349                 $ 955,762

Salaries expense. Salaries expense for the three months ended September 30, 2005 increased approximately $118,000 or 59% compared to the three months ended June 30, 2005. The increase in salaries is due to additional employees we have retained. In June 2005, we engaged a new Chief Executive Officer and a Chief Financial Officer.

Professional fees. Professional fees consist primarily of financial, technical and marketing consultants and legal fees. For the three months ended September 30, 2005 professional fees decreased approximately $133,000 or 38% compared to the three months ended June 30, 2005. The decrease is due primarily to the expenses resulting from the issuance of common stock to Radium's financial advisor in conjunction with the Merger, and the issuance of common stock as a signing bonus to the newly hired CEO and CFO, during the three months ended June 30, 2005. Such one-time stock compensation costs were not incurred during the three months ended September 30, 2005. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002.

Sales and marketing expenses. Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, public relations activities, special promotions, trade shows, and the production of marketing related items. Sales and marketing expenses for the three months ended September 30, 2005 decreased approximately $30,000 or 46% compared to the three months ended June 30, 2005 due primarily to the fact that the Company participated in fewer trade shows and exhibits.

Depreciation and amortization. Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the three months ended September 30, 2005 increased approximately $26,000 or 32% compared to the three months ended June 30, 2005 due primarily to the acquisition of additional computers and software to support the Company's business.

General and administrative expenses. General and administrative expenses consist primarily of executive, administrative, accounting, information systems, customer operations personnel, facility costs, and interest expense. General and administrative expenses for the three months ended September 30, 2005 increased approximately $52,000 or 20% compared to the three months ended June 30, 2005, due primarily to increases in rent and related office expenses, directors and officers liability insurance, interest expense and internet connection fees.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of our common stock, loans extended to us by third party institutions and by certain of our founders, and by a $2,400,000 letter of credit facility that was extended to us by Manufacturers Bank. Our cash proceeds from operations are subject, in part, to the amount and timing of cash received from customers for hardware purchases and cash received from monthly subscriptions. At September 30, 2005, we had $5,259 of cash and cash equivalents and total current assets of $2,308,920. Because we have now officially launched the sales of our ITVN set-top boxes, most of our current assets consisted of ITVN set-top boxes that we have purchased.

We intend to generate revenues from (i) the sale of our ITVN set-top boxes and
(ii) the on-going monthly subscription fees paid by the subscribers for our ITVN video services. Since our ITVN service was launched during the past fiscal quarter, we have not yet sold enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from these sources of revenues. In addition, in order to develop a subscriber base, we need to distribute an ITVN-enabled set-top box to each subscriber. Accordingly, we need significant capital in order to finance, manufacture, purchase, and distribute the set-top boxes, which capital must be expended before any revenues are derived from the sale of the set-top boxes or before any monthly subscription proceeds are received. In order to obtain the foregoing capital, in March 2005, we entered into a loan and security agreement with Manufacturers Bank whereby Manufacturers Bank agreed to issue us letters of credit in the aggregate amount of $2,400,000 to be used to increase our ITVN set-top box inventory on hand. In addition, in on October 3, 2005, we also obtained a $1,600,000 short-term working capital loan from Mercator Momentum Fund III, LP. On October 25, 2005, we sold to Pentagon Bernini Fund, Ltd. (the "Fund") a 17% Secured Convertible Debenture (the "Debenture") having an initial principal balance of $4,000,000, and five-year warrants (the "Warrants") to acquire 1,000,000 shares of our common stock (the "Warrant Shares") at an exercise price of $3.00 per share. We have used $2,400,000 of the Debenture offering proceeds to repay, in full, a $2,400,000 outstanding letter of credit facility with Manufacturers Bank, and $1,600,000, to repay the Mercator Momentum Fund III, LP working capital loan. We will be required to pay interest on the Debenture on a quarterly basis on the last day of each January, April, July, and October, commencing on January 31, 2006. Interest shall be payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the Debenture. We will be required to make monthly principal payments of $222,222 under the Debenture commencing in May 2007 and continuing until the Debenture is repaid in full. Our obligations under the Debenture are secured by a Security Agreement, pursuant to which we granted to the Fund a security interest in all of our personal property assets.

The Company's current funds are expected to be sufficient to fund all of our anticipated working capital needs until the end of the first quarter in 2006. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of the first quarter of 2006, we expect to have to obtain additional funds from either loans from affiliates or third parties, or from sales of our securities. We do not have any written commitments from any affiliates or any third parties for additional loans. In addition, our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to "Factors That May Affect Future Operating Results" below for further discussion.

Our goal is to generate sufficient monthly subscription revenues from on-going subscribers to fund all of our monthly anticipated operating expenses and, thereafter, to provide us with positive cash flows from operations. Based on our current projections of future operating expenses, including future marketing costs, we believe that we will reach the foregoing level of cash flow if we sell all of the set-top boxes that we currently have in inventory to customers that subscribe to the ITVN Service. No assurance can, however, be given that we will be able to sell all of the set-top boxes to customers that subscribe to the ITVN Service.

The following table summarizes our cash flow activities during the nine months ended September 30, 2005:

                                                             Nine Months Ended
                                                             September 30, 2005
                                                             ------------------

Net cash used in operating activities                               $ 3,304,995
Net cash used in investing activities                               $   656,708
Net cash provided by financing activities                           $ 3,456,593

Net cash used in operating activities. The increase in net cash used in operating activities for the nine months ended September 30, 2005, was largely attributable to the number of ITVN-enabled set-top boxes that we purchased during 2005 in addition to operating losses due to the fact that we are a development stage company.

Net cash used in investing activities. The net cash used in investing activities for the nine months ended September 30, 2005 was attributable to the $652,820 of fixed assets that we purchased to support our business.

Net cash provided by financing activities. For the nine months ended September 30, 2005, the principal source of cash generated from financing activities related to our borrowing under our bank letter of credit facility and loans from related parties. These transactions generated $3,456,593.

Financing Agreements

Related Party Notes Payable. During the nine months ended September 30, 2005, two related parties loaned the company a total of $1,056,593. The loans are demand notes with no stated maturity date. The notes bear interest at a rate of 8% beginning on July 1, 2005. As of September 30, 2005, $21,074 of interest has been accrued, none has been paid.

The following is a summary of our contractual cash obligations as of September 30, 2005:

                                                                       2008 and
Contractual Obligations           Total        2005      2006   2007  Thereafter
-----------------------           -----        ----      ----   ----  ----------

Related party notes payable    $1,056,593   $1,056,593    $0     $0      $0

---------------------------------------------

Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at September 30, 2005.

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

Although Radium has been in existence since April 2002, and our ITVN operating subsidiary has been in existence since December 2003, we should be evaluated as a new, start-up company, subject to all of the risks and uncertainties normally associated with a new, start-up company. Radium's operations were not successful and did not generate any meaningful amount of revenues. Accordingly, we have ceased Radium's prior operations and are concentrating all of our efforts on developing ITVN's IPTV networks operations. However, ITVN itself is a start-up company that did not commercially launch its IPTV services until April 2005 and, therefore, has only recently commenced generating revenues. As a start-up company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly revenues will be able to pay all of our projected operating expenses until we have sold all of our original inventory of approximately 25,000 set-top boxes to monthly paying customers. As of October 31, 2005 we signed up approximately 2,800 customers. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

We have limited working capital and will need to raise additional capital during the first fiscal quarter of 2006.

As of September 30, 2005, we had a stockholders' deficit of $1,535,718 (unaudited). Since its inception, ITVN has had a net loss from operations of $3,289,895. We currently only have a limited amount of cash available, which cash is not sufficient to fund our anticipated future operating needs beyond the first quarter of 2006. While some of our officers/principal stockholders may, from time to time, make some additional short-term loans to us if we need working capital, none of these officers/stockholders has committed to make any additional loans, and no assurance can be given that we will receive additional loans if and when needed. Our capital needs in the future will depend upon factors such as market acceptance of our product and any other new products and services we launch, the success of our core business, the amount of sales and subscription revenues that our operations generate, and the amount of our operating costs, including marketing and sales costs. None of these factors can be predicted with certainty. We currently purchase our ITVN set-top boxes from an off-shore manufacturer and we have purchased 25,000 of such boxes. We will, however, have to purchase additional boxes. In order to fund our future operations, including the purchase of additional ITVN set-top boxes, we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition. In the event that we do not obtain all of the funds required to operate our business as planned, we will have to reduce our operations to a level that can be supported by our limited cash flow, abandon certain business plans, or even terminate our operations altogether.

A payment demand by our third party lender under its secured loan could result in the foreclosure of all of our assets and the termination of our business.

On October 25, 2005 we issued a $4,000,000 17% Secured Convertible Debenture that is secured by a first priority security interest on all of our assets. If we are unable to repay the Debenture when repayment of the Debenture is due, the holder of the Debenture will have the right to foreclose on all of our assets, which would materially affect our operations. Interest payments will commence in January 2006 and continue quarterly thereafter. Although we have the right to pay up to 50% of each interest payment by issuing additional Debentures, failure to pay the cash portion of these interest payments will result in a default. In addition, unless the Debentures have been converted into our common stock by then, commencing in May 2007, we will have to start making principal payments of $222,222 per month. Failure to make any payment as required under the Debenture could result in the acceleration of the Debenture and the foreclosure of our assets. No assurance can be given that we will be able to make all payments as required to that we will be able to repay the Debenture.

We have only had limited product sales to date, and we can give no assurance that our products and services will be accepted by the market.

We launched the sale of our set-top boxes in April 2005. Although we have not had any material complaints to date, no assurance can be given that our ITVN set-top boxes and the IPTV services that can be accessed through the set-top boxes, will work satisfactorily in large scale commercial usage. Any unanticipated problems with our set-top boxes, or the ability to deliver high resolution video programming would limit our ability to market our products and services. Because we have only been offering our products and services for a few months, we do not have sufficient market data to be able to predict whether our products and services will be accepted by the IPTV or video-on-demand markets, or whether any subscribers for our services will continue to subscribe for our services. Our current business model is based on maintaining a base of on-going monthly subscribers. Because all of our subscriptions were entered into recently, we have no history from which we can predict the success of our business model. Accordingly, we have limited experience in selling our ITVN set-top boxes and providing our services on which to base any prediction about our future operations and viability.

Many very large and well-funded companies have announced that they are entering into various aspects of the IPTV market that we serve. These companies will be able to offer products and technologies that will directly compete with our products and technology.

Although IPTV is still a relatively new and developing technology, numerous world class companies have announced their intention to enter into various aspects of delivering television over the internet using IPTV technology (the technology that we use in delivering our ITVN Services). These companies include U.S and European telecommunications companies (Verizon, SBC Communications, Bellsouth, France Telekom, Deutsche Telekom), set-top box manufacturers (such as Linksys-KiSS, a division of Cisco Systems, Motorola, Scientific-Atlanta, Tatung Co. and Thomson), and software companies (Microsoft). There currently are a number of companies worldwide that have already deployed IPTV services, although most of those companies, like our company, still only have a relatively small number of subscribers. As a result, we can expect that competition of subscribers and competition among IPTV delivery services will dramatically increase in the very near future. As a small, development stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because we are already offering an operational service and because we offer a large library of adult entertainment programs, which certain of our competitors may not offer, no assurance can be given that we will in fact be able to successfully compete with the existing or new competitors in this new and evolving marketplace.

The success of our business depends on the growth of our content library, the growth of our subscriber base, and the negotiation of favorable pricing terms with content providers.

Although our business plan is to provide a number of network programming alternatives to our customers (including music videos, foreign news programming and classic movies), at this time we only have a limited number of categories of content that we can offer our customers. Accordingly, our ITVN set-top boxes and IPTV services currently can only be marketed to viewers who are interested in that content and not to the much larger audience that we believe will be interested in our products and services when a number of the other channels are available. Having only limited programming available at this time limits the reach of our marketing and sales efforts. Our strategy depends on expanding the content available using our set-top boxes, which in turn depends on our relationships with production and distribution companies that control content. We will need to develop and maintain such relationships as we expand our business to provide additional content. There can be no assurance, however, that we will be able to develop and maintain such relationships or negotiate such terms. In such case, we may be forced to change our strategy or abandon the media delivery business despite our investment in infrastructure supporting such a business, which could have a material adverse effect on the results of our operations.

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

Since our common stock is not listed on the NASDAQ Stock Market, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and a two business day "cooling off period" before brokers and dealers can effect transactions in penny stocks. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 75,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

      o exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
      o receiving preferences over the holders of common stock regarding or surplus funds in the event of our dissolution or liquidation;
      o delaying, deferring or preventing a change in control of our company; and
      o     discouraging bids for our common stock.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of October 31, 2005, our directors and executive officers and their affiliates beneficially owned over 57.33% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission as of that date. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

      o     our merger with or into another company;
      o     a sale of substantially all of our assets; and
      o     amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause stock price to fall.

As of October 31, 2005, we had outstanding 24,881,767 shares of common stock (including the 1,382,140 shares issued to XTV Investments LLC that we still hold in escrow and that, therefore, cannot currently be transferred). Of all of the currently issued and outstanding shares, only 1,882,450 shares have either been registered for resale or are eligible for resale under Rule 144 promulgated under the Securities Act of 1933. During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Because of the limited trading volume, the sudden release of a significant number of shares onto the market could have an adverse affect on the trading price of our stock. In connection with our sale of the Debentures and Warrants in October 2005, we agreed to file a registration statement to register with the Securities and Exchange Commission to register the resale of over 7,667,000 shares of our common stock. These shares consist of more than 4,000,000 currently issued and outstanding shares and over 3,666,000 share issuable upon the conversion of the Debenture or the exercise of the Warrant. The registration statement must be filed in December 2005. If and when the registration statement is declared effective by the Securities and Exchange Commission, all of the foregoing shares will be eligible to be freely sold on the OTC Bulletin Board (or any other trading system on which our common stock is then listed). The sale of a substantial amount of these shares in a limited trading market is expected to depress the trading price of our stock. In addition, no prediction can be made as to the effect, if any, that the mere availability of these shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of common stock may be sold in the public market may by itself adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

ITEM 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However as this company continues to expand its operations, we have implemented, and will continue to implement, such additional disclosure and procedure controls, including internal controls over financial reporting, that are appropriate for the company's size and stage of development.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of November, 2005.

INTERACTIVE TELEVISION NETWORKS, INC.


By: /S/ Charles Prast
    ---------------------------------------
    Charles Prast
    Chief Executive Officer (Principal Executive Officer)


By: /S/ Murray Williams
    ---------------------------------------
    Murray Williams
    Chief Financial Officer (Principal Financial Officer)