Form 10KSB
period 2005-12-31
Interactive Television Networks
filed 2006-04-17
CIK 1174893

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

___________

Commission File Number: 000-50122

INTERACTIVE TELEVISION NETWORKS, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0372720 (I.R.S. Employer Identification No.)
2010 Main Street, Suite 500 Irvine, California (Address of principal executive offices)	92614 (Zip Code)

Issuer’s Telephone Number: (949) 223-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $767,527

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2006 was approximately $99,527,000 based the closing sales price reported by the OTC Bulletin Board on such date. There were 24,881,767 shares of the Company’s common stock outstanding on March 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

Part I
1.	Description of Business	1
2.	Description of Property	9
3.	Legal Proceedings	10
4.	Submission of Matters to a Vote of Security Holders	10
Part II
5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	10
6.	Management’s Discussion and Analysis or Plan of Operation	12
7.	Financial Statements	25
8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	25
8A.	Controls and Procedures	25
8B.	Other Information	25
Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	26
10.	Executive Compensation	27
11.	Security Ownership of Certain Beneficial Owners and Management	31
12.	Certain Relationships and Related Transactions	33
13.	Exhibits and Reports on Form 8-K	34
14.	Principal Accountant Fees and Services	36

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Interactive Television Networks, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, ITVN, Inc.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Management’s Discussion and Analysis or Plan of Operation - Factors that May Affect Future Results and Market Price of Our Stock.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

Interactive Television Networks, Inc., through our wholly owned subsidiary, ITVN, Inc., is engaged in the business of developing, marketing, transmitting, and managing television programming over the Internet to subscribers who own one of our television set-top boxes. Our technology enables us to deliver virtually unlimited channels of live and pre-recorded streaming television video and audio content that is tailored for, and targeted to, specific audiences as well as the public in general. We have established and, since April 2005 have been operating, a proprietary, subscription based network of television programming, video on-demand services, and audio services that we refer to as our “ITVN Service.”

Our principal executive offices are located at 2010 Main Street, Suite 500, Irvine, California 92614 and our telephone number at that address is (949) 223-4100. We maintain a website at www.itvn.com. Information contained on our website does not constitute part of this report. Our stock is quoted on the OTC Bulletin Board under the symbol of ITTV.

This company, Interactive Television Networks, Inc., was originally incorporated under the laws of Nevada and was formerly known as Radium Ventures, Inc. Prior to June 2005, Radium Ventures had unsuccessfully tried to operate an internet document editing service from Vancouver, Canada. On June 3, 2005, Radium Ventures completed a merger in which Radium Ventures, through its wholly-owned subsidiary, acquired all of the outstanding shares of ITVN, Inc. In the merger, the former stockholders of ITVN received 22,117,550 shares of our common stock. As a result of the merger, ITVN became a wholly owned subsidiary of Radium Ventures. Following the merger, Radium Ventures changed its name to “Interactive Television Networks, Inc.,” replaced its officers and directors with those of ITVN, Inc., immediately ceased its internet based document editing operations, and moved its offices to Southern California.

Technology Overview.

Currently, virtually all television content is delivered either through traditional over-the-air television broadcasts, through cable networks, or via satellite to home satellite dishes. These delivery systems are expensive to establish and expensive to operate. Recently, due to improvements in the Internet and the increasing domestic use of use of high-speed (or “broadband”) Internet connections, it is now possible to deliver television content over the Internet. This technology, known as Internet Protocol Television (or IPTV), enables us to deliver video content that is similar in quality to other currently existing television broadcasting systems. Because our IPTV television programming is delivered from our computer servers over the Internet using existing cable networks and telephone lines, we do not need to establish, maintain and operate television broadcast towers, satellites or cable networks. As a result, our costs of distribution and operation are significantly lower than for all traditional television services. In addition, because the IPTV technology uses a two-way digital broadcast signal, the use of IPTV enables us to deliver video content with many more features than other one directional television broadcasts and allows our subscribers to access our network of video channels, subscription services, and movies on demand.

Our Set-Top Box.

We have developed, and currently manufacture, a set-top box that receives and decodes video delivered over the Internet in Internet protocol form (in packets) and converts that data into standard television signals. As a result, our set-top box enables viewers to receive high quality video and audio channels over the Internet and to view that video content on their televisions without the need for a personal computer. The set-top box was designed to our specifications and must be installed by subscribers of our service in order to be able to view our ITVN Services on their televisions.

Our proprietary set-top box consists mainly of (i) a hardware containing a graphics card and software, and (ii) connection ports to audio/video components and the broadband connection. The hardware board has a web browser in one graphics mode and software that drives the media players. The box can use JavaScript and HTML to retrieve video images off an Internet server and delivers them onto the television screen. The set-top box also allows the use of a remote control to control navigation, and settings on the box. Our ITVN set-top box can be set for U.S. television standards (NTSC) or the European standard (PAL/SECAM).

To receive and view the virtually unlimited number of television channels that can be delivered over the Internet, a subscriber to our service needs only a broadband Internet connection of 500kbps or better, a television, and our set-top box. The set-top box is plugged into a home television (in the same manner a user plugs a DVD or VCR into the television) and is then connected at the other end to a high-speed Internet connection, typically a Cable Modem or a DSL Modem. The set-top box, which is about the size of a paperback book, automatically determines each viewer’s connection to the Internet and optimizes the quality of the video broadcast to the user. The set-top box operates through the use of a remote control that is similar to the standard remote control used with televisions.

In addition to converting video data delivered over the Internet into standard television signals shown on the subscriber’s television, our set-top box controls all of the on-screen menus and viewer options. The set-top box also limits a user’s access to our network and library of video content to only those persons who have paid for that service. Accordingly, while our video is streamed worldwide over the Internet, only subscribers who have active accounts with us are able to access that video content. Our ITVN set-top box is based on a special-purpose, “system on a chip” digital audio/video decoder, and all of the audio video decoder and decryption engines are programmable. Accordingly, we can modify, replace and upgrade the features of the set-top box software remotely.

The capabilities of our set-top box, and of IPTV in general, enable us to provide the following forms of video and audio content (and other forms of data) to our subscribers and enable us to interact with our viewers as follows:

•	We can “broadcast” video programs (live or pre-recorded) to all of our subscribers on a 24/7 basis in the manner similar to traditional television broadcasts.

•
We can establish programming channels or networks that are targeted to specific audiences. The ability to selectively target viewers is sometimes referred to as “narrowcasting.” Because of the low cost of establishing, operating and delivering video content using IPTV, it is now possible to create television programming and channels for small, niche markets. Accordingly, for example, we are able to establish and operate a sports channel dedicated to the sport of lacrosse. Unlike traditional television programming that has to reach a large target audience to justify the high costs of the operation, we can establish and profitably operate video channels for target groups that traditional television, cable or even satellite programmers have not targeted.

•
Video can be shown in a linear fashion in the same manner as television networks currently broadcast their television programming. In other words, the television programs are shown at pre-set times and the viewer can view the programming only at the scheduled times. However, our service also allows a viewer to watch programs at the pre-set times or any other time that is convenient for them as discussed below.

•
Video can also be shown “on demand.” Because the Internet establishes a separate video channel for each viewer, each viewer can select a pre-recorded program at any time and view that program at any time. Because the video is delivered when requested, much as an Internet page is delivered when the URL link is selected, the on-demand program can be rewound, paused, or replayed in the same manner that viewers today use their VCR.

•
We have the technical capability to precisely track the viewing habits and location of our viewers. Accordingly, if we implement this function with the authorization of our subscribers, we will be able to more precisely target advertising to specific, individual viewers or viewer groups.

•
Our set-top box and back office technology provide us with great flexibility in establishing pricing options for our subscribers. For example, we can set up plans to charge our subscribers a flat fee for monthly, weekly or daily access to our services. We can also charge our subscribers on a per-channel basis, on a pay-per-view basis, or based on the amount of viewing time of the subscriber.

•
Because we can determine and track the program that was viewed by any particular viewer as well as the length of time that the viewer viewed any program, our digital rights management system allows us to pay our content providers based on the number of times and length of time their content is viewed.

Strategy.

Our goal is to become a leading provider of vertically integrated subscription based, television programming networks that are distributed over the Internet directly to the television. Our plan is to establish a virtual pay broadcast network of television programming targeted at both broad audiences as well as small, underserved niche markets. As an early adapter of IPTV, our goal is to establish proprietary, branded networks of general and personalized television and audio content to a worldwide audience. We believe that we are able to establish new networks because of the relatively low cost of programming and operations, the lack of otherwise required infrastructure capital expenditures given that the Internet is already widely disbursed, and because there are, to our knowledge, currently no restrictions on the range of personalized content that can be delivered over the Internet. Accordingly, our plan is to aggregate the largest possible volume of quality programming, based on both live and on demand content, and deliver this content in a compelling, entertaining and cost effective manner to the general public. We believe that there is a large quantity of programming both from mainstream and niche sources that is of interest to consumers but cannot be effectively delivered over traditional television delivery platforms due to cost or time constraints. We believe that the combination of our technology and the growth of broadband internet access will allow us to aggregate such content and deliver it on a subscription basis to a consumer audience willing to pay for such content.

By avoiding the costs and risks associated with the creation of original programming and by the use of a low cost delivery platform we believe that we can minimize the financial risks associated with traditional television platforms. Our experience to date, while limited, has proven the practicality of our technology and we have entered into numerous agreements and negotiations with mainstream branded and niche content owners who want to avail themselves of our platform to monetize content assets that cannot be readily distributed over traditional television platforms.

Finally we believe that there is a market for our technology and services outside the United States and we intend to continue to develop our distribution and content relationships in Europe, Asia and throughout the rest of the world.

Our goal is to generate revenue from (i) recurring monthly subscription fees; (ii) pay-per-view fees; (iii) sales of set top boxes; and (iv) the wholesale of our ITVN networks to independent IPTV providers or other content providers. Depending on the services that we eventually offer over our networks, we may also attempt to insert demographically targeted advertising into the content channels and charge advertisers for that advertising. We believe that, unlike traditional broadcasting, our service over the Internet is exempt from many of the regulations imposed by the Federal Communications Commission on broadcast television providers. As a result, we believe that we may be able to advertise consumer products which are prohibited from advertising on traditional television networks. We may also attempt to enable e-commerce functions and may derive revenue from transactions over our networks. Lastly, we may explore possible uses of our technology within the closed circuit or Virtual Private Network (VPN) market for the delivery of content to bars, restaurants and professional organizations.

Our ITVN Service.

Since April 2005 we have been operating, proprietary, subscription based networks of television programming, video on-demand services, and audio services that we refer to as our “ITVN Service.” The ITVN Service is only available to our currently active subscriber base. Our goal is to offer a large selection of video and audio programming to our subscribers. The video and audio services that we have available to our subscribers is continuously growing, and we plan to introduce a number of additional channels and features in the near future.

The ITVN Service that is currently available to our subscribers consists of the following:

•	The “Silver Screen Network” including 12 “linear” 24/7 classic movie channels and a video “on demand” library of over 1,500 titles.

•	The National Lacrosse League’s IPTV network including live games, archived footage from past seasons and “linear” 24/7 channels devoted to the league’s teams.

•	XTV Networks, a subscription adult content network featuring 70 channels of content, an interactive library, and over 20,000 pay-per-view titles.

•	A number of “linear” 24/7 channels including lifestyle networks currently carried over traditional television platforms.

•	Internet radio. This audio only channel enables our subscribers to listen to thousands of radio stations that are currently broadcasting over the Internet.

In addition, we are currently completing arrangements to launch the following additional services in 2006:

•	Pulse, a bundled network of over 5,000 music videos updated weekly composed of “linear” channels and video on demand (“VOD”) functionality.

•	Indie Film Theater, a network of “linear” 24/7 channels and VOD content from independent filmmakers and leading film schools.

•	Live television feeds and VOD services from a number of branded movie networks.

•
Television news programming from major, non-English speaking countries aimed at the foreign language immigrant population in the United States. Initially, for example, we expect to offer new television broadcasts from Europe, Russia and the Ukraine.

Although it is our intention to develop and offer some or all of the foregoing services, and possibly others, we can give no assurance that we will be able to develop these services or that we will determine that the services are commercially feasible.

To access the ITVN Service, consumers need to purchase an ITVN set-top box. These set-top boxes can be purchased directly from us through our website or from authorized resellers. The recommended retail price as of March 18, 2006 for a set-top box was $99.95.

Our operations are currently conducted from our 8,000 square foot facilities located in Woodland Hills, California. At those facilities, we house computer servers and video capture equipment. In addition, we maintain our inventory of set-top boxes at this facility and ship those set-top boxes from there to our subscribers. The ITVN Service content is also stored and distributed over the Internet for U.S. markets from the specially designed fault tolerant data center of AboveNet Communications, Inc. in San Jose, California. We also house numerous computer servers and video capture equipment in secure areas that we rent at AboveNet’s San Jose facility. Additionally, we have satellite dishes at the AboveNet facility utilized to receive real time content feeds. The AboveNet facility connects directly to the Internet backbone at a speed of several Gigabits per second. We estimate that the AboveNet arrangement currently is able to provide sufficient bandwidth for 100,000 concurrent users of our ITVN Service.

The backbone of our targeted ITVN Service is our technical platform, known as our ITVN Media Management Software. The ITVN Media Management Software is our innovative cost-effective method, based upon our proprietary code, which organizes, manages, delivers and monitors the operations of Internet channels for channel owners, advertisers and sponsors, and viewers.

Research and Development

We devote a significant portion of our resources to research and development on our hardware, software and product services. During the fiscal years ended December 31, 2005 and 2004, we incurred approximately $139,000 and $145,000, respectively, of costs related to research and development. Our success in designing, developing and manufacturing new or enhanced products will depend on a variety of factors, including the identification of products addressing market demand, timely design and development, and effective manufacturing and assembly processes. Because of the complex nature of the field in which our research is focused, we cannot ensure that our research and development efforts will result in new products, or that our newly developed products will achieve market acceptance. Our failure to successfully develop and introduce new products could harm our business and operating results.

Manufacturing

We currently rely on two contract manufacturers located in China to manufacture our products and to perform partial assembly and product testing. We believe that outsourcing our manufacturing enables us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and quickly deliver products.

Marketing and Sales

The following are the four principal distribution channels for our ITVN Service and our ITVN set-top box.

Wholesale Distribution

We have entered into a distribution relationship with the O’Rourke Sales Company. With over 40 years of distribution success and nine fulfillment facilities strategically located across the United States, O’Rourke Sales Company services a network of independent retailers and home AV installers with a wide array of electronic products. We have granted O’Rourke Sales Company the exclusive right to distribute the ITVN set-top box to independent retailers in the U.S. with sales of under $5 million annually as well as to satellite and home audio visual installers. Under our agreement with O’Rourke Sales Company, we sell our set-top box to O’Rourke Sales Company at favored wholesale prices. O’Rourke Sales Company also receives a percentage of subscription revenues collected from subscribers who purchase ITVN set-top boxes distributed by them.

On-line/e-tail Distribution; Direct and Joint Marketing

We market our ITVN set-top box and our ITVN Services directly to end consumers through our “itvn.com” website and a variety of other URL’s dedicated to our various networks. We take orders from consumers on these websites and fulfill from our facility in Woodland Hills, California. Marketing for these URL’s in done on both a direct basis and an affiliate basis.

Other marketing efforts to date have included radio commercials as well as public relations and co-marketing with our content partners. An example of such a co-marketing arrangement is our relationship with the National Lacrosse League which promotes ITVN’s Lacrosse Network on their website (nll.com) as well as on the various lacrosse teams’ websites. For this joint marketing effort, the National Lacrosse League receives a greater percentage of our subscriber revenues, and we are able to obtain more qualified consumers than would be possible through traditional direct marketing.

On an affiliate basis we have over 200 independent web marketing firms who place banner advertising and deliver opt-in newsletters promoting our ITVN Service and our various networks. In return for sales generated through these leads, which can be tracked on-line, these marketing firms receive a sign-up bonus as well as a percentage of revenues generated from subscribers over the lifetime of their subscription.

Retail Distribution

We are in the process of exploring distribution through large mainstream electronic product retailers. We have received some interest from a number of these retailers and we believe our current content when supplemented with the additional mainstream content we are in the process of launching will appeal to a larger population of the general public.

International Distribution

During the last three months of the fiscal year ended December 31, 2005, we signed distribution agreements in Asia and Europe.  As part of this effort both our Asian and European distributors have made significant capital commitments both for ITVN set-top boxes as well as the installation of servers and other hardware necessary to support a number of our networks in Europe. Over $800,000 has been committed by these two partners. Our Asian distributor launched their marketing program in January 2006 and our European distributor is expected to begin marketing in April 2006.

Competition

Because IPTV technology is a new and still developing technology, to our knowledge, competition in the IPTV television programming market currently consists of numerous companies, none of which has established either brand recognition or secured a large subscriber base. Accordingly, we currently compete with a number of similarly situated early stage companies in the IPTV market. However, a number of large, established companies, such as AT&T and Verizon, have publicly announced that they are developing, and intend to offer IPTV products and services in the near future. We will, therefore, also compete with numerous new competitors that are developing new and competing products and services. We expect competition to increase as additional network operators, including telecom service providers, begin deploying video services and the deployment of digital television, HDTV, personalized content and video-over-IP progresses.

There currently are a number of other companies that deliver video content for home viewing over the Internet using various technologies which, indirectly, compete with our IPTV Service. Many of these other companies still deliver their content to the consumer’s computer, rather than directly to the television. Many of these companies do not have the ability to offer live television where the content is delivered virtually instantaneously and, rather, require a significant wait before content can be viewed. Some of these other companies include the following:

•
Movielink, self-described as the leading broadband movie download service, offers U.S. customers an extensive selection of movies, foreign films and other content. The service is owned and operated by Movielink, LLC, a joint venture of Metro-Goldwyn-Mayer Studios, Paramount Pictures, Sony Pictures Entertainment, Universal Studios and Warner Bros. Studios. Movielink draws its content offerings from the vast libraries of those studios as well as Walt Disney Pictures, Miramax, Artisan and others on a non-exclusive basis

•
DaveTV, self described as the distributor of DAVE Networks which utilizes the latest matrix distribution technology to deliver music, video and other information assets to consumers, corporate customers, and commercial customers.

•
Akimbo, a licensor of special-interest programs from a variety of video providers distributed via broadband connections to televisions. Consumers must have an Akimbo Player to receive the Akimbo Service, a home network and a broadband internet connection in their homes. Using the Akimbo Guide, viewers choose their programming, which is downloaded to the Akimbo Player for later viewing (downloading times vary but can be longer than 2 hours). Unlike our ITVN Service, Akimbo does not provide for instant content on-demand.

To a larger extent, we also compete with existing television delivery systems and programming. Cable and satellite network providers have also developed video-on-demand (or VOD) systems that compete with our service. However, traditional providers are unwilling to unbundle their content services in order to make a wide range of content available to consumers. In contrast, our networks and service focus on variety and a large selection of unbundled programming.

Although our service provides content from a number of different categories catering to a diverse set of interests, our adult entertainment offerings currently represent our largest subscriber base. The online adult internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. The leading adult internet companies, whose adult content can be delivered over the Internet for viewing through home computers, also compete with our service. We believe that the primary competitive factors in the on-demand adult content industry include the quality of content, technology, pricing, and the selection of content. Because of the large and diverse selection of adult oriented content available to our subscribers on our XTV network, we believe that we have a competitive advantage in this market. Our plans to increase our mainstream content will likely expose us to additional competitive pressures from cable and satellite operators.

Intellectual Property Rights

The ITVN set-top box was designed and developed by us. We also have designed and developed parts of our Media Management Software and the software that operates parts of our set-top box. However, we have not filed for any patents or registered copyrights relating to any of our products or technologies and do not have any current plans to do so. We currently rely on a combination of trade secret, nondisclosure and other contractual agreements, as well as existing copyright and trademark laws to protect our intellectual property. We require all personnel and outside contractors to execute agreements to keep secret and confidential our proprietary technology. Since IPTV technology is generally known, and since much of the technology contained in our set-top box is based on computer products generally available, we do not currently own any proprietary technology that will prevent others from developing similar set-top box technologies that will directly compete with our technologies.

In addition, we do not own the video content that we distribute over our ITVN Service network. As a third-party deliverer of proprietary video content, we rely on our video content providers to own or obtain all necessary rights to the video content that we deliver through our network.

Government Regulation

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain United States export controls and import controls of other countries may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. It is likely that other countries and political organizations will impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement may affect the available distribution channels and costs associated with our services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional costs for us to comply with such regulation.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state, federal, and foreign governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree to which such agreements favor or disfavor Internet distribution or our business. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on the ITVN Service; or

•	decrease the rate of growth of our user base.

The Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and third party channel owners may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. We and third party channel owners may be affected by these rates, which may negatively impact our revenues. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for third party channel owners.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. Although our ITVN Service has parental locks that can be used to prevent underage minors from viewing the adult oriented channels, and although we do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13, the manner in which these acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business.

Employees

As of March 31, 2006, we had 22 full-time employees and 3 contract/part-time employees, of which 6 are engaged in management and administrative functions, 4 are engaged in customer service and shipping functions, 7 are engaged in sales and marketing functions, and 8 are engaged in technology functions. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

In January 2006, we opened a small office in Irvine, California. The office is leased under a month-to-month lease at a cost of approximately $300 per month.

Our operational center consists of an 8,000 square foot facility located in Woodland Hills, California that we lease on a month to month basis. Our operational center houses our customer service facilities, sales and marketing department, computer servers, video capture equipment and our shipping/inventory facilities. We currently pay $10,265 per month for this facility.

We believe that our facilities are adequate for our currently anticipated needs, and we expect that additional facilities will be available on reasonable terms in other geographic locations to the extent we add new offices.

ITEM 3. LEGAL PROCEEDINGS.

On November 10, 2005, Reverb Communications, Inc. filed an action against us in the Tuolumne Superior Court, Sonora, California, alleging that we breached our agreement to pay them for their services. The plaintiff alleges that we entered into an agreement with them in September 2005, which agreement we terminated shortly thereafter on September 23, 2005. The plaintiff alleges that we failed to pay them for their services that they rendered through the date of termination and that they are, therefore, entitled to receive $63,846 in cash and 25,000 shares of our common stock. We were served with the Complaint on December 2, 2005. We intend to vigorously defend ourselves in this action.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been traded on the OTC Bulletin Board over-the-counter market since August 2005 under the symbol “ITTV.” Prior thereto, our common stock was listed on the OTC Bulletin Board over-the-counter market under the symbol “RDIU.” RDIU was the symbol used by this company under its previous name, Radium Ventures, Inc. (“Radium”).

To our knowledge, there was limited or no trading in our common stock prior to the merger with ITVN, Inc. on June 3, 2005. Accordingly, the following table only sets forth the high and low bid information for our common stock for the periods indicated since the merger. The following price information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ending	High	Low
Fiscal 2005
June 30, 2005(1)	$4.50	$3.00
September 30, 2005	$4.60	$4.00
December 31, 2005	$7.00	$4.10
______________
(1) To our knowledge, trading activity first commenced during the calendar quarter ended June 30, 2005.

Our common stock will be offered in amounts, at prices, and on terms to be determined in light of market conditions at the time of sale. The shares may be sold directly by the selling stockholders in the open market at prevailing prices or in individually negotiated transactions, through agents, underwriters, or dealers. We will not control or determine the price at which the shares are sold.

Holders

As of December 31, 2005 there were 42 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Repurchase of Securities

We did not repurchase any of our common shares during fiscal year 2005.

Recent Sales of Unregistered Securities

We did not sell any unregistered shares during the three-year period prior to our acquisition on June 3, 2005 of ITVN, Inc. Commencing on June 3, 2005, we have made the following sales of unregistered securities:

In connection with our acquisition of ITVN, Inc. by merger on June 3, 2005, we issued 22,117,550 shares of our common stock to the five former stockholders of ITVN, Inc. in exchange for all of their shares of ITVN, Inc. All of the shares that ITVN, Inc. issued to its former stockholders before the merger were sold to accredited investors. The foregoing shares were sold pursuant to an exemption available under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) because the issuance did not involve any public offering.

On June 3, 2005, Radium Ventures, Inc. issued 50,000 shares to Danilo Cacciamatta in consideration for Mr. Cacciamatta’s financial advisory services rendered to Radium Ventures, in connection with negotiating and structuring the merger with ITVN, Inc. In addition, on June 3, 2005, in connection with hiring Mr. Charles Prast to be our new Chief Executive Officer and hiring Mr. Murray Williams to be our new Chief Financial Officer, we issued 581,767 shares of our common stock and 250,000 shares, respectively, to them. The shares issued to our financial advisor and to the two new executive officers were issued pursuant to an exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

On October 24, 2005, we issued a 17% Secured Convertible Debenture, having an initial principal balance of $4,000,000, and a five-year warrant to acquire 1,000,000 shares of our common stock at an exercise price of $3.00 per share to Pentagon Bernini Fund, Ltd. The foregoing issuances were issued without the use of a placement agent or underwriter and were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On December 27, 2005, we completed the sale of (i) an aggregate of 3,333,333 shares of our Series A Convertible Preferred Stock, which Series A Convertible Preferred Stock is convertible into shares of our common stock, and (ii) warrants to acquire up to a total of 265,000 shares of our common stock to M.A.G. Capital, LLC, Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (M.A.G. Capital, LLC is an affiliate of, and operates each of Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd.) In consideration for the foregoing shares of Series A Convertible Preferred Stock, the purchasers delivered to us (i) an aggregate of $2,000,000 in cash and (ii) certain securities of Interactive Brand Development, Inc. (“IBD”) that were owned by the purchasers. The IBD securities that were transferred to us consisted of (1) 34,988 shares of IBD’s Series D Convertible Preferred Stock, (2) 11,657 shares of IDB’s Series D Preferred Stock, (3) 11,269 shares of IDB’s Series D Preferred Stock, (4) 34,000 shares of IBD’s Series E Convertible Preferred Stock, and (5) 200,000 shares of restricted IBD common stock. The foregoing issuance was completed without the use of a placement agent or underwriter and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth below in the discussion under “Risks Related to our Business.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

Overview

On June 3, 2005, we completed a merger in which ITVN, Inc. (“ITVN”), the company through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in Internet document editing business). In connection with the merger, we changed our name to “Interactive Television Networks, Inc.,” replaced our officers and directors with those of ITVN, ceased our Internet document editing business and moved our offices to Southern California. We currently do not plan to conduct any business other than the business, described above, that ITVN has conducted since its organization.

Although we acquired ITVN in the merger, for accounting purposes, the merger was accounted for as a reverse merger since the stockholders of ITVN acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of ITVN became our directors and executive officers. Accordingly, the financial statements contained in this Annual Report, and the description of our results of operations and financial condition, reflect (i) the operations of ITVN alone prior to the merger, and (ii) the combined results of this company and ITVN since the merger. No goodwill was recorded as a result of the merger.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 to ITVN’s audited financial statements for the year ended December 31, 2005 included in Item 7. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Valuation of Inventory

We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or net realizable value. As of December 31, 2005, inventory was determined to be valued at greater than net realizable value and accordingly was written down to reflect it’s current market value. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

We have opted for early adoption and adopted the "modified prospective" method. We had not issued options to any employees as of December 31, 2005. During the twelve months ended December 31, 2005, we issued a total of 881,676 shares of common stock to a financial advisor as compensation and as a signing bonus to our newly hired CEO and CFO. The fair market value of the shares issued was expensed on the date issued and that amount was credited to paid-in-capital.

Results of Operations

Comparison of Fiscal Year ended December 31, 2005 to Fiscal Year ended December 31, 2004.

During the year ending December 31, 2005, we were engaged in developing our business plan and in the design and development of our ITVN Service, including our set-top boxes. During the year ending December 31, 2004, we did not engage in any operations, had no revenues or sales, and were primarily engaged in developing our products and establishing our business. Accordingly, a comparison of the fiscal years ended December 31, 2004 and 2005 does not provide a meaningful comparison of our operations.

Net revenues. Net service and hardware revenues for the fiscal year ended December 31, 2005 are listed below. During 2004, we were primarily engaged in the development of our products and services and, therefore, did not generate any revenues.

	Fiscal Year Ended December 31, 2005

Service revenues	$265,932	35%
Hardware revenues	501,595	65%
Net revenues	$767,527	100%

Service revenues represent revenues received from subscriptions for the use of the ITVN services. We officially launched our ITVN Services, and formally commenced marketing our products in April 2005. Accordingly, we did not generate service revenues in the fiscal year ended December 31, 2004. Consumer demand for the ITVN-enabled set-top box and the ITVN Service was driven by the general availability of our products and services, and by the support in the affiliate distribution channel, and increased consumer awareness of ITVN. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows.

Hardware revenues, net of allowance for sales returns, for the fiscal year ended December 31, 2005 were 65% of our net revenues for that period.

Cost of Goods Sold. The net cost of our ITVN Service and our ITVN enabled set-top box sales revenues for the fiscal year ended December 31, 2005 are listed below. Because we did not generate any revenues during 2004, there were no costs of goods sold during those corresponding periods.

	Fiscal Year Ended December 31, 2005

Cost of service revenues	$91,123	5%
Cost of hardware revenues	1,141,403	71%
Inventory impairment	316,660	20%
Depreciation on capitalized inventory	65,493	4%
Cost of goods sold	$1,614,679	100%

Cost of service revenues consist primarily of fees paid to content providers, telecommunication and network expenses, customer service fees and other expenses related to providing the ITVN Service. We expect the cost of service revenues to increase in future periods as the number of subscribers continues to increase. In addition, we expect customer care expenses for fiscal year 2006 to be significantly greater than 2005 as we strive to continue to improve customer relations and retention.

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top box we distribute and sell including freight costs. The ITVN-enabled set-top boxes that we sell and that are necessary to access our services are manufactured for us by third party contract manufacturers. We sell our set-top box hardware to subscribers primarily as a means to grow our subscriber base and our monthly service revenues and, as a result, we do not intend to generate significant gross margins, if any, from these hardware sales. As a result, our gross margins from hardware sales will likely be negative.

Inventory impairment results from a detailed assessment of inventory performed at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at the lower of cost or net realizable value. As of December 31, 2005, inventory was determined to be valued at greater than net realizable value and, we recognized an inventory impairment charge of $316,660 to reflect the decrease of our inventory to its current market value.

Depreciation on capitalized inventory represents depreciation on ITVN-enabled set-top boxes that we gave to a certain number of subscribers at no cost as a marketing promotion. We capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives.

Operating Expenses. Operating expenses for the fiscal year ended December 31, 2005 and December 31, 2004 are listed below (since we launched our ITVN Service in April 2005, management does not believe the December 31, 2004 numbers provide meaningful comparisons):

	Fiscal Year Ended December 31, 2005		Fiscal Year Ended December 31, 2004

Salaries expense	$1,020,734	27%	$110,000	34%
Professional fees	1,110,380	30%	112,050	34%
Sales and marketing	355,730	9%	56,375	17%
Depreciation and amortization	366,372	10%	24,365	7%
General and administrative	886,949	24%	24,650	8%
Operating expenses	$3,740,165	100%	$327,440	100%

Salaries expense for the fiscal year ended December 31, 2005 increased approximately $911,000 or 828% compared to the fiscal year ended December 31, 2004 due to additional employees we have retained. In June 2005, we engaged a new Chief Executive Officer and a Chief Financial Officer. If our business grows as we plan, we may need to hire additional employees, which will result in larger salary expenses in the future.

Professional fees consist primarily of financial, technical, and marketing consulting fees, as well as accounting, audit and legal fees. For the fiscal year ended December 31, 2005 professional fees increased approximately $998,000 or 891% compared to the fiscal year ended December 31, 2004. The increase is due primarily to the expenses resulting from the issuance of common stock to Radium's financial advisor in conjunction with the Merger, and the issuance of common stock as a signing bonus to the newly hired CEO and CFO, during the fiscal year ended December 31, 2005. Such one-time stock compensation costs were not incurred during the fiscal year ended December 31, 2004. Additional increases were due to the fact that we did not incur marketing consulting fees in 2004 and had limited technical consulting fees in 2004 because we did launch our ITVN Service until April of 2005. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002.

Sales and marketing expenses. Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, public relations activities, special promotions, trade shows, and the production of marketing related items. Sales and marketing expenses for the fiscal year ended December 31, 2005 increased approximately $299,000 or 531% compared to the fiscal year ended December 31, 2004 due primarily to the fact that we launched our ITVN Service in 2005.

Depreciation and amortization. Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the fiscal year ended December 31, 2005 increased approximately $342,000 or 1,404% compared to the year ended December 31, 2004 due primarily to the acquisition of additional computers and software to support the Company’s business.

General and administrative expenses. General and administrative expenses consist primarily of executive, administrative, accounting, information systems, customer operations personnel, facility costs, and interest expense. General and administrative expenses for the fiscal year ended December 31, 2005 increased approximately $862,000 or 3,498% compared to the fiscal year ended December 31, 2004, due primarily to increases in rent and related office expenses, directors and officers liability insurance, interest expense, travel and entertainment and internet connection fees.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of both our common stock and Series A Convertible Preferred Stock, the issuance of a $4,000,000 debenture, loans extended to us by third party institutions and by certain of our founders, and by a $2,400,000 letter of credit facility that was extended to us by Manufacturers Bank. Our cash proceeds from operations are subject, in part, to the amount and timing of cash received from customers for hardware purchases and cash received from monthly subscriptions.

Our near-term goal is to generate revenues from (i) the sale of our ITVN set-top boxes and (ii) the on-going monthly subscription fees paid by the subscribers for our ITVN Service. Since our ITVN Service was launched in April 2005, we have not yet sold enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from these sources of revenues. Since our ITVN Service can only be used by subscribers through our proprietary set-top box, we need to distribute our ITVN-enabled set-top boxes to subscribers in order to increase our subscriber base. Accordingly, we have had to manufacture and purchase the set-top boxes before being able to generate any revenue from the sale of the set-top boxes or from monthly subscription fees. To date, we have purchased approximately 25,000 set-top boxes. In order to obtain the capital to manufacture and purchase the set-top boxes, in March 2005 we entered into a loan and security agreement with Manufacturers Bank whereby Manufacturers Bank agreed to issue us letters of credit in the aggregate amount of $2,400,000 to be used to purchase ITVN set-top boxes. In addition, on October 3, 2005, we also obtained a $1,600,000 short-term working capital loan from Mercator Momentum Fund III, LP. On October 25, 2005, we sold to Pentagon Bernini Fund, Ltd. (the “Fund”) the three-year, $4,000,000 Debenture and the five-year Warrant to acquire 1,000,000 shares of our common stock at an exercise price of $3.00 per share. We used $2,400,000 of the Debenture offering proceeds to repay, in full, the entire $2,400,000 outstanding balance of the Manufacturers Bank letter of credit facility, and $1,600,000, to repay the entire Mercator Momentum Fund III, LP working capital loan. We are obligated to pay interest on the Debenture on a quarterly basis on the last day of each January, April, July, and October. Interest on the Debenture is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the Debenture. As permitted by the Debenture, on January 31, 2006 we paid one-half of interest that had accrued under the Debenture in cash and one-half by issuing to the Fund a $92,218 Debenture. We will be required to make monthly principal payments of $222,222 under the Debenture commencing in May 2007 and continuing until the Debenture is repaid in full. Our obligations under the Debenture are secured by a Security Agreement, pursuant to which we granted to the Fund a security interest in all of the company’s personal property assets.

In December 2005, we raised an additional $2,000,000 of cash through the sale of the Series A Convertible Preferred Stock. As a result, the funds we currently have on hand, in addition to the Service and Hardware revenues we anticipate, are expected to be sufficient to fund all of our anticipated working capital needs until approximately July 2006. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of July 2006, we expect to have to obtain additional funds by mid-year from either loans from affiliates or third parties, or from sales of our securities. We do not have any written commitments from any affiliates or any third parties for additional loans. In addition, our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our goal is to generate sufficient monthly subscription revenues from on-going subscribers to fund all of our monthly anticipated operating expenses and, thereafter, to provide us with positive cash flows from operations. Based on our current projections of future operating expenses, including future marketing costs, we believe that we will reach the foregoing level of cash flow if all of the 25,000 set-top boxes that we have purchased are sold to on-going customers who subscribe to the ITVN Service on a monthly basis. No assurance can, however, be given that we will be able to sell or otherwise distribute all of the set-top boxes to customers who subscribe to our ITVN Service.

The following table summarizes our cash flow activities during the fiscal year ended December 31, 2005:

Fiscal Year Ended December 31, 2005

Net cash used in operating activities	$5,184,486
Net cash used in investing activities	$857,384
Net cash provided by financing activities	$7,056,594

Net cash used in operating activities for the year ended December 31, 2005 largely reflects the operating losses that we incurred in connection with establishing our business and operations. Our financial statement net loss exceeded our net cash used in operating activities due in large part to non-cash charges resulting from (i) the debt discount and embedded derivates we recognized in connection with the issuance of our $4,000,000 Debentures, (ii) depreciation and amortization, and (iii) an impairment of our inventories. The effect of the non-cash charges was partially offset by the significant purchases of inventory that we incurred in fiscal 2005 as we acquired inventories to fund the roll-out of our set-top boxes following the introduction of our ITVN Service in April 2005. Net cash used in investing activities for the year ended December 31, 2005 consisted primarily of approximately $885,000 of fixed assets, principally computer equipment, which we purchased to support our business. Net cash provided by financing activities for the year ended December 31, 2005 represents the cash we received from borrowings from related parties, the sale of the $4,000,000 Debenture, and the cash portion of the consideration received from the sale of our Series A Convertible Preferred Stock. During the year ended December 31, 2005, two related parties loaned the company the total principal amount of $1,056,593. The loans are demand loans with no stated maturity date and can, therefore, be called by the makers at any time. The loans accrue interest at a rate of 8% per annum beginning on July 1, 2005. As of December 31, 2005, $21,074 of interest had accrued, none of which had been paid.

The following is a summary of our contractual cash obligations as of December 31, 2005:

Contractual Obligations	Total	2006	2007	2008 and Thereafter

Related party notes payable	$1,056,593	$1,056,593	$-	$-
Debentures	$4,000,000	$1,777,776	$2,222,224	$-

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at December 31, 2005.

We do not believe that inflation has had a material impact on our business or operations.

Risks Related To Our Business

We are an early-stage company subject to all of the risks and uncertainties of a new business.

Although Radium has been in existence since April 2002, and our ITVN operating subsidiary has been in existence since December 2003, we should be evaluated as a new start-up company, subject to all of the risks and uncertainties normally associated with a new start-up company. Radium's previous operations were not successful and did not generate any meaningful amount of revenues. Accordingly, we have ceased those operations and are concentrating all of our efforts on developing the video delivery operations currently conducted by ITVN, our subsidiary. However, ITVN itself is a start-up company that did not commercially launch its IPTV services until April 2005 and, therefore, has only recently commenced generating revenues. As a start-up company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly sales and subscription revenues will be able to pay all of our projected operating expenses until we have sold approximately 25,000 set-top boxes to monthly paying customers. As of February 28, 2006 we had only sold approximately 3,400 set-top boxes to customers and approximately 7,255 to distributors. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

We have limited working capital and will need to raise additional capital in the future.

As of December 31, 2005, we had stockholders' deficit of $1,860,752. Since its inception, ITVN has had a net loss from operations of $4,915,757.We currently have a limited amount of cash available that is not sufficient to fund our anticipated future operating needs beyond the second quarter of 2006. While some of our officers/principal stockholders have, from time to time, made short-term loans to us to fund our working capital needs, none of these officers/stockholders has committed to make any additional loans, and no assurance can be given that we will receive additional loans if and when needed. Our capital needs in the future will depend upon factors such as market acceptance of our ITVN Service and any other new products and services we launch, the success of our core business, the amount of sales and subscription revenues that our operations generate, and the amount of our operating costs, including marketing and sales costs. None of these factors can be predicted with certainty. To have sufficient ITVN set-top boxes for the roll-out of our ITVN Service, we have to date purchased from our off-shore manufacturer a total of 25,000 set-top boxes. However, for our business to become profitable and to develop beyond the initial roll-out phase, we will have to purchase additional set-top boxes. Accordingly, to fund our future operations, including the purchase of additional ITVN set-top boxes, we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition. In the event that we do not obtain all of the funds required to operate our business as planned, we will have to reduce our operations to a level that can be supported by our limited cash flow, abandon certain business plans, or even terminate our operations altogether.

We have had limited product sales to date, and we can give no assurance that our products and services will be accepted by the market.

We launched the sale of our set-top boxes in April 2005. Although our set-top boxes and network have functioned satisfactorily to date, no assurance can be given that our ITVN set-top boxes and the IPTV video programming that can be accessed through the set-top boxes will work satisfactorily in large scale commercial usage. Any unanticipated problems with our set-top boxes, or the ability to deliver high resolution video programming, would limit our ability to market our products and services. Because we have only been offering our products and services since April 2005, we do not have sufficient market data to predict whether our products and services will be accepted by the IPTV or video-on-demand markets, or whether any subscribers of our services will continue to subscribe to our services. Our current business model is based on maintaining a base of on-going monthly subscribers. Because all of our subscriptions were entered into recently, we have no history from which we can predict the success of our business model. Accordingly, we have limited experience in selling our ITVN set-top boxes and providing our services on which to base any prediction about our future operations and viability.

The Debenture is secured by a lien on all of this company’s personal property. Accordingly, a default under the Debenture could result in the foreclosure of all of our assets and the termination of our business.

On October 25, 2005 we issued the $4,000,000 Debenture that is secured by a first priority security interest on all of our assets. If we are unable to make any of the required payments under the Debenture or if we are otherwise unable to repay the Debenture when repayment of the Debenture is due, the holder of the Debenture will have the right to foreclose on all of our assets, which would materially and adversely affect our ability to continue our operations. Interest payments commenced in January 2006 and continue quarterly thereafter. Although we have the right to pay up to 50% of each interest payment by issuing additional Debentures, failure to pay the cash portion of these interest payments will result in a default. In addition, we will owe principal payments of $222,222 per month beginning in May 2007 unless the Debenture has been converted into our common stock before that date. Failure to make any payment as required under the Debenture could result in the acceleration of the Debenture and the foreclosure of our assets. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the Debenture.

Many very large and well-funded companies have announced that they are entering into various aspects of the IPTV market that we serve. These companies will be able to offer products and technologies that will directly compete with our products and technology.

Although IPTV is still a relatively new and developing technology, numerous world class companies have announced their intention to enter into various aspects of delivering television over the internet using IPTV technology (the technology that we use in delivering our ITVN Services). These companies include U.S and European telecommunications companies (such Verizon, AT&T, Bellsouth, France Telecom, Deutsche Telekom), set-top box manufacturers (such as Linksys-KiSS, a division of Cisco Systems, Motorola, Scientific-Atlanta, Tatung Co. and Thomson), and software companies (such as Microsoft). There currently are a number of companies worldwide that have already deployed IPTV services, although most of those companies, like our company, still only have a relatively small number of subscribers. As a result, we expect that competition for subscribers and competition among IPTV delivery services will dramatically increase in the very near future. As a small, development stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because we are already offering an operational service and because we offer a large library of programming, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this new and evolving marketplace.

The success of our business depends on the growth of our content library, the growth of our subscriber base, and negotiations of favorable pricing terms with content providers.

Although our business plan is to provide several network programming alternatives to our customers (including live and archived sporting events, music videos, radio broadcasts, foreign news programming and new and classic movies), at this time we have a limited number of network channels of video content that we can offer our customers. Accordingly, our ITVN set-top boxes and IPTV services currently can only be marketed to viewers who are interested in those channels that we currently offer, and not to the much larger audience that we believe will be interested in our products and services when a number of the other channels are available. Having only a limited number of channels available at this time limits the reach of our marketing and sales efforts. Our strategy depends on expanding the content available using our set-top boxes, which in turn depends on our relationships with production and distribution companies that control content. We will need to develop and maintain such relationships as we expand our business to provide additional content. There can be no assurance, however, that we will be able to develop and maintain such relationships or negotiate such terms. If we are unable to negotiate favorable terms with content providers, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations, or to abandon the media delivery business despite our investment in infrastructure supporting such a business.

If we are unable to compete effectively with other forms of entertainment, we will not be able to increase subscriber revenue.

We face general competition from other forms of entertainment, including sporting and cultural events, other television networks, feature films and other programming. Our ability to compete depends on many factors, most of which are outside of our control. These factors include the quality and appeal of our competitors' content, the technology utilized by our competitors, the effectiveness of their sales and marketing efforts and the attractiveness of their product offerings. Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their product offerings. These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their content. Additionally, increased competition could result in price reductions and lower margins which could negatively impact our financial results.

We may be liable for the content we make available on the internet.

Because we deliver adult programming as part of our ITVN Services, we may be subject to obscenity or other legal claims by third parties. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our ITVN Service and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, we may not have insurance that adequately protects us against all of these types of claims.

Increased government regulation on the distribution of adult oriented content could impede our ability to expand our business.

We currently are not aware of any Federal or state laws or regulations that limit the delivery of adult oriented entertainment over the Internet. In fact, accessing adult oriented materials has been one of the major uses of the Internet and a driving force behind consumer adoption of new technologies. However, new laws or regulations, or the new application of existing laws could prevent us from making our adult oriented content available in various jurisdictions or could otherwise restrict some of our operations in a manner that would have a material adverse effect on our business, financial condition and operating results. These new laws or regulations may relate to liability for information retrieved from or transmitted over the internet, taxation, user privacy and other matters relating to our products and services. Moreover, the application to the internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing.

The current administration in Washington D.C. has publicly announced that it intends to restrict matters deemed to be obscene, including adult entertainment. Efforts by the current administration to limit the delivery of adult content over the Internet could result in increased government regulation of the adult portion of our business and limit that portion of our operations. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

Because we carry an adult oriented channel, we may become subject to negative publicity, lawsuits or boycotts by opponents of adult entertainment, all of which could adversely affect our operating performance.

Because we offer a channel of adult video content, we could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of material they believe to be obscene. These groups have, in the past, mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against other companies whose businesses involve adult entertainment. The costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. As a provider of adult entertainment, we cannot assure you that we may not become a target in the future.

Because we are involved in the distribution of adult programming, it may be more difficult for us to raise money or attract market support for our stock.

Although our business plan calls for us to become a provider of mainstream content, including sports, foreign news, music and non-adult motion pictures, adult programming currently represents the majority of our revenues. Accordingly, some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to provide financing to us, or to participate in our public market or other activities due to the nature of some of our content, which, in turn, may hurt the value of our stock and our ability to attract market support.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

To manage operations effectively, we must constantly improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our costs and administrative expenses, and otherwise to execute on our business plan. We need to develop our new technology business in a cost-efficient manner and expand our base of subscribers to effectively implement our business strategies. There are no assurances that we can effectively and efficiently manage this growth. Any inability to do so could increase our expenses and negatively impact our results of operations.

Because we have no proprietary technology that could act as a barrier to entry, other companies can provide similar video delivery services that directly compete with our ITVN Service.

The set-top box that we sell or otherwise provide to our subscribers for access to our video library was developed based on existing technologies and on commonly available components. Although we believe that certain aspects of the set-top box may be protected by trade secret laws, we do not own any patents on the set-top boxes or the technologies used to make or operate them. Accordingly, competitors can develop set-top boxes or other IPTV technologies that provide internet video delivery services that are comparable or better than the ITVN Service that we provide. To our knowledge, at least two major telecommunications companies are developing their own set-top box that is expected to have the same functionality as ours. Although the set-top boxes of other companies will not be able to access our channels or view our video content, these other set-top boxes will directly compete with us for customers based on price, quality of service, and the selection of video programming.

New technological advances may render our equipment and our ITVN Service uneconomical or obsolete.

Delivery of video content over the internet by use of IPTV or related technologies is a new and rapidly developing market. As a development-stage company that is competing in a market that is undergoing rapid technological changes, we face the risk that our technology will become obsolete or that consumer demands will change to favor alternative or improved technologies. A number of major, well funded companies are developing technologies that deliver video content over the internet, and the products that these companies offer may be cheaper and/or be more advanced than our ITVN Service. No assurance can be given that we will be able to adapt to new technological changes or to the new technologically advanced products others may offer. Unless we can upgrade our system to conform to technological change, our ITVN Service may become obsolete.

Risks Related To Our Common Stock

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

You may have difficulty selling our shares because they are deemed “penny stocks”.

Since our common stock is not listed on the Nasdaq Stock Market, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and a two business day “cooling off period” before brokers and dealers can effect transactions in penny stocks. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Anti-takeover provisions in our articles of incorporation could affect the value of our stock.

Our Articles of Incorporation contain certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 1,666,667 shares of preferred stock with rights and preferences determined by our Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 75,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the currently issued common stock. We are also authorized to issue up to 5,000,000 shares of preferred stock, of which 3,333,333 have been designated as the Series A Stock. The Board of Directors has the authority to establish the rights and preferences of the remaining 1,666,667 shares of preferred stock, which designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging bids for our common stock.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of February 28, 2006, our directors, executive officers and one of our key employees beneficially owned approximately 53% of our outstanding voting capital stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause our stock price to fall.

As of March 30, 2006, we had outstanding 24,881,767 shares of common stock (including 1,382,140 shares issued to XTV Investments LLC that we hold in escrow and that, therefore, cannot currently be transferred). As a result of the registration of shares pursuant to a Form SB-2 Registration Statement filed by us on December 19, 2005, and declared effective on February 8, 2006, a total of 6,132,983 shares of our currently outstanding common stock may be freely sold on the market, which number will increase to 9,179,083 shares if the outstanding $4,000,000 Debenture and the outstanding $92,220 Interest Debenture are converted and all of the Warrants are exercised by the selling security holders (in such case, we would have 27,927,887 outstanding shares of common stock). During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Because there were only 1,882,450 shares that could have been traded on the OTC Bulletin Board prior to Form SB-2 Registration Statement being declared effective on February 8, 2006, the sudden release of 9,179,083 additional freely trading shares included in that prospectus onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition to the shares that have been registered for re-sale, an additional 18,748,874 shares of restricted stock will become eligible for public resale under Rule 144 commencing in June 2006. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in June 2006. No prediction can be made as to the effect, if any, that sales of the shares that were registered in the 2005 prospectus or subject to Rule 144 sales commencing in June 2006, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the internet, entertainment or other industries;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Annual Report.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements and the reports and notes, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 31, 2005. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Charles Prast	39	Chief Executive Officer and Director
Michael Martinez	40	President and Director
Murray Williams	35	Chief Financial Officer, Secretary and Director
Joseph J. Scotti(1)	47	Director, Executive Vice-President of Programming
Geoffrey Brown(1)	59	Director
John Wirt(1)	42	Director
_________________________
(1) Member of our Audit Committee.

Business Experience and Directorships

The following describes the backgrounds of current directors and the key members of our management team. All of our officers and directors also currently hold the same offices with ITVN, Inc., our operating subsidiary.

Michael Martinez, President. Mr. Martinez is a founder of ITVN and has served as its President since its incorporation in December 2003. Mr. Martinez became the President of this company on June 3, 2005 after this company acquired ITVN. Since 2003, Mr. Martinez has also been operating his real estate investment business. From 1999 to 2002, he was the Executive Vice President of Sales and Marketing for Cais Internet, Inc. From 1997 to 1999, he was the Vice President of Alternate Sales Channels for Telepacific, Inc. From 1993 to 1997, Mr. Martinez owned and operated CyberLink Technologies, Inc. Mr. Martinez founded Coast to Coast Communications, Inc. in 1989 which he sold to LA Cellular in 1993.

Charles Prast, Chief Executive Officer. Mr. Prast became our Chief Executive Officer effective June 3, 2005.  Mr. Prast served as a consultant to ITVN from April 2005 until his appointment as our Chief Executive Officer.  From October 2004 until March 2005, Mr. Prast served as a consultant to Interactive Brand Development, Inc.  From May 2002 until November 2003, Mr. Prast was the President and Chief Executive Officer of Private Media Group, Inc.  Before joining Private Media, Mr. Prast was a senior corporate financier for a number of leading investment banks in the US and Europe including Commerzbank Securities, ING-Barings Furman Selz, NatWest Markets and Drexel Burnham Lambert.  Mr. Prast received a B.A. degree from Bates College in 1987.

Murray Williams, Chief Financial Officer. Mr. Williams became our Chief Financial Officer effective June 3, 2005. Mr. Williams served as a consultant to ITVN from January 2004 until his appointment as our Chief Financial Officer. From November 2001 until the present, Mr. Williams has been an accounting and finance consultant for numerous private and public companies. Mr. Williams was one of the founding members of Buy.com, Inc. and held several officer positions with Buy.com, including principal financial officer, from February 1998 to August 2001. Before joining Buy.com, Inc., from January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP. Mr. Williams is a Certified Public Accountant, and received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992.

Joseph J. Scotti joined our Board of Directors on August 1, 2005. Effective January 1, 2006, Mr. Scotti was engaged as our Executive Vice-President of Programming. Mr. Scotti has been the President of Global Media Television, an independent television and film distributor, since December 2001. Previously, from December 1999 to November 2001, Mr. Scotti was President of Fremantle Media’s (formerly Pearson Television) North American Distribution Division, a leading producer and distributor of television and films. Prior thereto, from 1995 to 1999, Mr. Scotti served as Executive Vice President for All-American Television, a publicly traded film and television production company and distributor. Mr. Scotti is a graduate of Fairleigh Dickinson University with a Bachelor of Science in Business Management.

Geoffrey Brown joined our Board of Directors on August 1, 2005. Mr. Brown currently is the Chairman of Gusto Games Ltd., a U.K. videogames development company he co-founded in September 2003 that is based in Bloxham, England. Mr. Brown is also a director of the following companies: Interactive Licensing Management, a licensing agency based in the United Kingdom specializing in licensing properties aimed at the videogame industry; Langdell Brown Associates, an agency specializing in licensing videogames for use in movies and movies for use in videogames, which Mr. Brown co-founded in Los Angeles; International Sports Multimedia, which Mr. Brown co-founded in 1992 to manage the official licensing of the Olympics to videogame formats; JDP Software which Mr. Brown co-founded in 2005 to publish licensed applications software in the U.K. and Europe; and XPLORE!, which Mr. Brown founded in 2004, a DVD production company currently acquiring properties to be featured in its innovative DVD technology. From 1997 to 2003, Mr. Brown was Chairman and Chief Executive Officer of Kaboom Studios Ltd., a holding company which Mr. Brown founded, and which was comprised of game development companies.

John Wirt joined our Board of Directors on August 1, 2005. Mr. Wirt is currently the Assistant General Counsel of Don King Productions, Inc. and has been the Assistant General Counsel since 1996. Before joining Don King Productions, Inc., Mr. Wirt was employed in private practice as an attorney in Chicago, Illinois, from 1989 through 1996. Mr. Wirt received his Bachelor of Arts in Philosophy, Politics and Economics from Knox College, Galesburg, Illinois, and his Juris Doctor degree from the University of Illinois, Champaign, in 1989. Mr. Wirt is also a Certified Public Accountant.

Audit Committee

In November 2005, our Board of Directors established an Audit Committee. The Board of Directors has instructed the Audit Committee to meet periodically with the company’s management and independent accountants to, among other things, review the results of the annual audit and quarterly reviews and discuss the financial statements, recommend to the Board the independent accountants to be retained, and receive and consider the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee is also authorized to review related party transactions for potential conflicts of interest. The Audit Committee is composed of Mr. Brown, Mr. Scotti and Mr. Wirt. Mr. Brown and Mr. Wirt are each non-employee directors. However, Mr. Scotti accepted the position as our Executive Vice President of Programming in January 2006 and, accordingly, no longer is an “independent” member of the Audit Committee. Mr. Scotti has agreed to resign his position on the Audit Committee at the request of the Board Directors. John Wirt has been designated as the “audit committee financial expert” as defined under Item 401(h)(2) of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Audit Committee operates under a formal charter that governs its duties and conduct.

ITEM 10. EXECUTIVE COMPENSATION.

ITVN, our operating subsidiary, was acquired in July 2005 by this company (which, at that time, was known as Radium Ventures, Inc.) During the three years prior to the acquisition, Shane Whittle was the President, Treasurer (the principal financial officer) and Secretary of Radium Ventures. During the last three years, Radium Ventures did not pay Mr. Whittle or any other executive officer any salary or bonus, and Mr. Whittle was not granted any options. Following the acquisition of ITVN by Radium Ventures, Mr. Whittle resigned, and all of the offices of Radium Ventures were either filled with the officers and directors of ITVN or with new appointees. Accordingly, no information is provided below regarding Mr. Whittle or any other former executive officer of Radium Ventures. Instead, the information set forth below describes the compensation paid to the executives of ITVN.

The following table sets forth the compensation for services paid to Charles Prast, Michael Martinez and Murray Williams during the fiscal year ended December 31, 2005.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options/SARs
Charles Prast Chief Executive Officer	2005	$120,000(1)	-	581,767(2)	-

Michael Martinez President	2005 2004 2003	$220,000(4) $30,000(3) -	- - -	- - -	- - -

Murray Williams Chief Financial Officer	2005	$80,000(1)	-	250,000(2)	-
_________________________
(1)	Represents salary paid from the date of employment (June 3, 2005) through December 31, 2005.

(2)	Represents shares issued to these executive officers as a signing bonus in connection with their execution of an employment agreement with the company. The shares were valued at $0.10 per share.

(3)
This amount represents salary that Mr. Martinez accrued during the fiscal year ended December 31, 2004. However, because of the company’s cash position, no amounts were paid during 2004. This amount was paid in full in 2005.

(4)	This amount represents salary that Mr. Martinez accrued during the fiscal year ended December 31, 2005. However, only $120,000 was paid during 2005. The remaining amount was paid in full in 2006.

Stock Option Grants

We did not grant any stock options during any period prior to December 31, 2005, and no options were outstanding as of such date. In addition we have not granted any stock appreciation rights.

Aggregated Options Exercised

No options had been issued to, and no unexercised options were held by the Named Executive Officers as of December 31, 2005. Our Board of Directors did, however, grant options to purchase a total of 1,340,000 shares under our 2005 Equity Incentive Plan in January 2006. See, “Equity Incentive Plan,” below.

Long-Term Incentive Plans

Not applicable.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	--	--
Equity compensation plans not approved by security holders	3,000,000	--	3,000,000
Total	3,000,000	--	3,000,000

Our Board of Directors adopted our 2005 Equity Incentive Plan in December 2005. However, as of December 31, 2005, no options had been granted under the 2005 Equity Incentive Plan and the plan had not yet been submitted to our shareholders for their approval. Options were granted in January 2006, and we plan to submit the 2005 Equity Incentive Plan to our shareholders for their approval at our annual meeting of shareholders in 2006.

Employment Agreements

Effective June 3, 2005, we entered into employment agreements with Charles Prast, our Chief Executive Officer, Michael Martinez, our President, and Murray Williams, our Chief Financial Officer. All three agreements are substantially the same, except as described below. All of the employment agreements have a term of three years, which terms will automatically be extended for an additional year unless either party provides notice of termination 60 days before the end of the three-year term. If any of the employment agreements are terminated by us for any reason other than for “cause,” the agreements provide that the terminated officer will continue to receive his salary until the earlier of (i) 12 months from the date of termination, or (ii) the expiration of the term of his agreement. Under the employment agreements, each of the three executive officers will receive an annual salary of $240,000. Each officer is also entitled to a bonus, the amount of which shall be determined in its discretion by our Board of Directors, payable at the end of each calendar year if we have positive EBITDA for that calendar year. Under the employment agreements, each officer is entitled to eight weeks of vacation during each year of employment. As a signing bonus, we issued 581,767 shares of our common stock to Mr. Prast and 250,000 shares to Mr. Williams. The shares were valued at $0.10 per share. Under the employment agreements of Mr. Prast and Mr. Williams, we agreed to "piggy-back" registration rights, under which we agreed to include their shares in the next registration statement that we file with the Securities and Exchange Commission.

Effective January 1, 2006, we entered into an employment agreement with Joseph Scotti, our new Executive Vice President of Programming. Under the employment agreement, we have agreed to pay Mr. Scotti an annual salary of $172,500, plus a bonus of $2,500 for each approved new network that is launched as part of our ITVN Service. Forty percent (40%) of this bonus may be paid in shares of common stock valued at a 15% discount to the volume weighted average price of our common stock during the calendar quarter in which the launch or launches of such new networks occur. Under the employment agreement, we also agreed to grant Mr. Scotti options to purchase 200,000 shares of our common stock. The options have an exercise price of $4.44 per share, the fair market value on the date of grant. One-half of the options vested immediately upon grant, and the other half will vest on January 1, 2007. Once vested, the options may be exercised at any time within three years of the date of vesting. The agreement has an initial terms of 18 months and will automatically be extended for an additional 12-month period unless notice is given by either party at least 30 days prior to the extension date.

Compensation of Board of Directors

During the fiscal year ended December 31, 2005, our directors were paid $5,000 per quarter for the 3rd and 4th quarters of 2005.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller. You can obtain a copy of the Code, without charge, by writing to our Corporate Secretary at Interactive Television Networks, Inc., 2010 Main Street, Suite 500, Irvine, California 92614.

Equity Incentive Plan

In December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and/or stock appreciation rights.

The 2005 Equity Incentive Plan is administered by our Board of Directors or a committee of the Board of Directors, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2005 Equity Incentive Plan provides that the exercise price of each stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of incentive stock options granted to a person holding more than 10% of our outstanding common stock). The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

The plan also permits the committee to grant freestanding stock appreciation rights or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise (although we may agree to pay the benefit in cash or a combination of cash and stock).

The plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions. The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by the committee.

Unless otherwise determined by the committee, awards granted under the 2005 Equity Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

The 2005 Equity Incentive Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) the committee shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of this company; (ii) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of the company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the company by one person or by more than one person acting in concert.

The committee may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

On January 31, 2006, we granted options to purchase a total of 1,340,000 shares of common stock under our 2005 Equity Incentive Plan. The options were granted to our employees and our directors. The exercise price of all of these options was $4.44 per share, the market price on the date of grant. Options for 265,000 shares granted to six employees were immediately vested and exercisable on the date of grant. All of the other outstanding options will vest at various times ending in February 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2006 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of March 30, 2006 there were 24,881,767 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
Charles Prast	581,767		2.34%
Michael Martinez	6,500,003		26.12%
Murray Williams	581,767		2.34%
Geoff Brown	25,000	(9)	*
Joseph J. Scotti	125,000	(9)	*
John Wirt	25,000	(9)	*
David Koenig	5,500,0003		22.10%
XTV Investments LLC(3) 2200 SW 10th Street, Deerfield Beach, Florida 33442	5,529,222	(4)	22.22%
Mercator Momentum Fund, LP 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	1,154,633	(5)	4.53%
Mercator Momentum Fund III, LP 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	1,253,779	(6)	4.89%
Monarch Pointe Fund, Ltd. c/o Bank of Ireland Securities Services, Ltd. Mayer Street Lower Dublin 1, Republic of Ireland	3,636,921	(7)	13.44%
Redlands Advisors, Inc. 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	1,691,290		6.80%
Pentagon Bernini Fund, Ltd. c/o Pentagon Capital Management Plc. 88 Baker Street London, England W1U 6TQ	2,761,569	(8)	9.99%
All executive officers and directors as a group (6 persons)	7,838,536		31.28%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons shown is c/o Interactive Television Networks, Inc., 2010 Main Street, Suite 500, Irvine, California 92614.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding, including for purposes of computing the percentage ownership of the person holding such option, warrant or convertible security, but not for purposes of computing the percentage of any other holder.

(3)	XTV Investments LLC is a subsidiary of Interactive Brands Development, Inc.

(4)
Includes 1,382,140 shares held in escrow subject to release upon the achievement of certain sales goals of our products. Unless Interactive Brands Development, Inc. reaches certain sales targets by April 30, 2006, we may commence canceling these shares on May 1, 2006. All shares not released from escrow by October 31, 2006 will be cancelled on that date.

(5)
Includes (i) 105,610 shares of common stock, (ii) a currently exercisable right to purchase 211,220 shares of common stock from Michael Martinez, (iii) a currently exercisable right to purchase 211,219 shares of common stock from David Koenig (iv) 589,116 shares of common stock issuable upon conversion of their 589,116 shares of Series A Preferred Stock , and (v) 37,468 shares of common stock issuable upon the exercise of the warrants issued in conjunction with the Series A Preferred Stock .

(6)
Includes (i) 101,707 shares of common stock, (ii) a currently exercisable right to purchase 203,414 shares of common stock from Michael Martinez, (iii) a currently exercisable right to purchase 203,415 shares of common stock from David Koenig, (iv) 700,680 shares of common stock issuable upon conversion of their 589,116 shares of Series A Preferred Stock , and (v) 44,563 shares of common stock issuable upon the exercise of the warrants issued in conjunction with the Series A Preferred Stock.

(7)
Includes (i) 292,683 shares of common stock, (ii) a currently exercisable right to purchase 585,366 shares of common stock from Michael Martinez, (iii) a currently exercisable right to purchase 585,366 shares of common stock from David Koenig, (iv) 2,043,537 shares of common stock issuable upon conversion of their 589,116 shares of Series A Preferred Stock , and (v) 129,969 shares of common stock issuable upon the exercise of the warrants issued in conjunction with the Series A Preferred Stock.

(8)
Consist of (i) 2,046,110 shares of common stock issuable upon the conversion of the two outstanding Debentures, and (ii) 1,000,000 shares of common stock issuable upon the exercise of the Warrant. Under the Debenture, we have the right, exercisable at our option, to issue additional Debentures to Pentagon Bernini Fund, Ltd. as payment for interest that accrues under the Debenture. The documentation governing the terms of the Debenture and the Warrant contains provisions prohibiting any conversion of the Debenture or exercise of the Warrant that would result in Pentagon Bernini Fund, Ltd. owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, that entity does not have beneficial ownership in excess of 9.99% of the outstanding shares of our common stock. The shares listed in this table do not include any shares of common stock underlying any Debentures that we may issue to Pentagon Bernini Fund, Ltd. in lieu of interest Pentagon Bernini Fund my earn under the Debentures. The conversion price of the Debentures and the exercise of the Warrant may be reduced under certain circumstances. The number of shares listed in this table does not take into effect any reduction of the conversion or exercise prices.

(9)	Represents shares issuable under currently exercisable stock options.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of reporting forms received by us and other information provided to us by our officers and directors, we believe that during its most recent fiscal year ended December 31, 2005, that our officers and directors complied with all of the filing requirements under Section 16(a), except that (i) Messrs. Brown, Wirt and Scotti filed their Form 3’s late upon joining our Board of Directors, and (ii) Messrs. Martinez and Koenig failed to file the required Form 4 during 2005 in connection with a private sale by each of them of 250,000 of their shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Between Us and Our Affiliates

Michael Martinez is a co-founder of ITVN and the President of both ITVN and Interactive Television Networks, Inc. To help fund this company’s short-term working capital needs, Mr. Martinez has, from time to time, made payments on behalf of this company for equipment purchases, software purchases, salaries, consulting fees, supplies and various other general expenses. These payments on behalf of the company, which to date have totaled in excess of $700,000, are treated as short-term, interest-free unsecured accounts payable of the company and are typically repaid when we have cash available. As of December 31, 2005, there were no outstanding payment advances that he made on our behalf. Mr. Martinez has also made direct cash loans to the company, which loans amounted to $629,250 as of December 31, 2005. The loans are evidenced by a note that bears interest at a rate of 8% beginning on July 1, 2005 and is due on demand. In December 2005, Mr. Martinez began to provide his services to ITVN through a consulting firm that he owns. As such, Mr. Martinez no longer accrues a salary from ITVN. Since then, all fees owed for services provided by Mr. Martinez have been paid to the consulting firm. The consulting firm was paid $70,000 in 2005.

David Koenig is a co-founder of ITVN and currently is the Chief Technology Officer of that subsidiary. To help fund this company’s short-term working capital needs, Mr. Koenig has, from time to time, made payments on behalf of this company for equipment purchases, software purchases, salaries, consulting fees, supplies and various other general expenses. These payments on behalf of the company, which to date have totaled in excess of $300,000, are treated as short-term, interest-free unsecured loans to the company and are typically repaid when we have cash available. No amounts were owed to Mr. Koenig as of December 31, 2005 for any outstanding advances that he previously made on our behalf. Mr. Koenig has also made direct cash loans to the company, which loans amounted to $427,344 as of December 31, 2005. The loans are evidenced by a promissory note that bears interest at a rate of 8% beginning on July 1, 2005 and is due on demand. In January 2006, Mr. Koenig began to provide services to ITVN through a consulting firm that he owns. As such, Mr. Koenig no longer accrues a salary from ITVN. Since then, all fees owed for services provided by Mr. Koenig have been paid to the consulting firm. The consulting firm was paid $60,000 in January 2006 for Mr. Koenig’s fees that accrued in 2005.

David Koenig also is the owner of a majority interest in Holio.net, LLC and Holio.net, Inc., a provider of content (collectively, “Holio.net”). Holio.net is one of the numerous content providers that currently provides content to ITVN for distribution to ITVN’s customers. The terms under which Holio.net provides the content to ITVN are the same as the terms between ITVN and all of the other ITVN content providers. Holio.net has accrued a total of $24,087 for its content through December 31, 2005. The total amount that we have paid to Holio.net for its content through December 31, 2005 is $20,090. ITVN also subleased some office space from Holio.net, LLC during the past two years. The total amount of rent that ITVN paid to Holio.net, LLC under this sublease was $4,000. Since ITVN has established leases for its own offices, the sublease with Holio.net, LLC has been terminated.

Charles Prast is our Chief Executive Officer. Prior to becoming our Chief Executive Officer in June 2005, Mr. Prast served as a consultant to ITVN. In consideration for his consulting services in 2005, Mr. Prast received $116,000.

Murray Williams is our Chief Financial Officer. Prior to becoming our Chief Financial Officer in June 2005, Mr. Williams worked for a consulting firm that was engaged by ITVN. Mr. Williams provided consulting services through the consulting company from January 2004 until June 3, 2005. In consideration for the consulting services provided by Mr. Williams, the consulting firm was paid $200,000 in 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1
Agreement and Plan of Reorganization, dated as of May 27, 2005, with between Radium Ventures, Inc., Radium Ventures Acquisition, Inc., Shane Whittle and James Scott-Moncrieff, and Interactive Television Networks, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	Bylaws (3)

3.4	Amendment to Bylaws (4)

4.1	Form of Stock Certificate (3)

4.2	Form of Warrant to Purchase Common Stock of Interactive Television Networks, Inc. (5)

4.3	Certificate Of Designation Of Preferences And Rights Of Series A Convertible Preferred Stock (8)

4.4	Form of Warrant to Purchase Common Stock of Interactive Television Networks, Inc. issued to the Purchasers (8)

4.5	Subscription Agreement, dated December 21, 2005, by and among Interactive Television Networks, Inc. and the Purchasers (8)

4.6	Registration Rights Agreement, dated December 21, 2005, by and among Interactive Television Networks, Inc. and the Purchasers (8)

10.1	Form of Securities Purchase Agreement, dated as of October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.2	Form of Registration Rights Agreement, dated as of October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.3	Form of Security Agreement, dated as of October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.4	Form of 17% Secured Convertible Debenture, dated October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.5	Form of Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Charles Prast (6)

10.6	Form of Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Murray Williams(6)

10.7	Promissory Note, between Interactive Television Networks, Inc. and David Koenig. (7)

10.8	Promissory Note, between Interactive Television Networks, Inc. and Michael Martinez. (7)

10.9	2005 Equity Incentive Plan (7)

10.10	Form of Indemnification Agreement entered into between Interactive Television Networks, Inc. and its directors and certain officers. (7)

10.11	Lease between Interactive Television Networks, Inc. and Falcon Financial Building, dated June 1, 2005 regarding Woodland Hills, California facility. (7)

14.1	Code of Ethics (7)

21.1	List of Subsidiaries (7)

23.1	Consent of Lopez, Blevins, Bork & Associates, LLP, independent auditors

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
________________________________

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 3, 2005, which exhibit is hereby incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed on July 19, 2002, which exhibit is hereby incorporated herein by reference.

(3)	Incorporated by reference to the Company’s definitive Information Statement on Schedule 14-C filed with the Securities and Exchange Commission on July 1, 2005.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 15, 2005, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on October 27, 2005, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to an amendment to the Company’s Quarterly Report on Form 10-QSB on August 26, 2005, which exhibit is hereby incorporated herein by reference.

(7)
Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed on December 19, 2005, and as amended on February 3, 2006, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 21, 2005, which exhibit is hereby incorporated herein by reference.

Stockholders of our company may obtain a copy of any exhibit referenced in this 10-KSB Annual Report by writing to: Secretary, Interactive Television Networks, Inc., 2010 Main Street, Suite 500, Irvine, California 92614. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to Interactive Television Networks, Inc. and Subsidiary for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category	2005	2004
Audit Fees	$26,205	$-
Audit-Related Fees	5,060	5,000
Tax Fees	8,555	-
Total Fees	$39,820	$5,000

Audit Fees. Consists of fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP for the audit of Interactive Television Networks, Inc.’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of Interactive Television Networks, Inc.’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by Interactive Television Networks, Inc. in connection with accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and assistance with tax reporting.

ADDITIONAL INFORMATION

We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission, we file reports, proxy statements and other information with the SEC. You may inspect such reports, proxy statements and other information at public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of these materials can be obtained from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy statements, information statements, and other information regarding reporting companies, including Interactive Television Networks, Inc., at http://www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Interactive Television Networks, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of Interactive Television Networks, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Television Networks, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Interactive Television Networks, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Interactive Television Networks, Inc. has incurred losses of $6,187,063 and $327,440 for each of the years ended December 31, 2005 and 2004. Interactive Television Networks, Inc. will require additional working capital to develop its business until Interactive Television Networks, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Interactive Television Networks, Inc.’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

April 7, 2006

FINANCIAL STATEMENTS

Interactive Television Networks, Inc.
Consolidated Balance Sheet

December 31,
2005
Assets

Current assets:
Cash	$1,525,093
Inventory	1,511,250
Investments in marketable securities	1,273,720
Accounts receivable, net	150,000
Prepaids & other	53,573
Total current assets	4,513,636

Capitalized inventory, net	70,689
Fixed assets, net	753,352
Intangible assets, net	8,935
Deposits	55,167

Total Assets	$5,401,779

Liabilities and Stockholders' Deficit

Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$338,281
Accounts payable and accrued liabilities - related parties	284,500
Notes payable - related parties	1,056,593
Total current liabilities	1,679,374

Convertible note payable (face value $4,000,000)	185,195
Derivative financial instruments	5,077,444
Warrant liability	320,518

Total Liabilities	7,262,531

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333 shares
of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized,
24,881,767 issued and outstanding	24,882
Additional paid-in capital	16,392,627
Accumulated deficit	(18,281,594)
Total Stockholders' Deficit	(1,860,752)

Total Liabilities and Stockholders' Deficit	$5,401,779

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations

	For the years ended December 31,
	2005	2004

Revenues
Service revenues	$265,932	$-
Hardware revenues	501,595	-
Total revenues	767,527	-

Costs of goods sold		-
Cost of service revenues	91,123	-
Cost of hardware revenues	1,141,403	-
Inventory impairment	316,660	-
Depreciation on capitalized inventory	65,493	-
Total costs of goods sold	1,614,679	-

Gross loss	(847,152)	-

Expenses:
Salaries expense	1,020,734	110,000
Professional fees	1,110,380	112,050
Sales and marketing	355,730	56,375
Depreciation and amortization	366,372	24,365
General and administrative	886,949	24,650
Total expenses	3,740,165	327,440

Loss from operations	(4,587,317)	(327,440)

Interest income	2,219	-
Interest expense	(1,608,300)	-
Other income - derivatives	6,335	-

Net loss	$(6,187,063)	$(327,440)

Net loss	$(6,187,063)	$(327,440)
Dividends on Series A Convertible Preferred Stock	(11,766,091)	-

Net loss attributable to common stockholders	$(17,953,154)	$(327,440)

Weighted average number of
common shares outstanding - basic and fully diluted	23,719,885	17,694,040

Net loss per common share - basic and fully diluted	$(0.76)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance,
December 31, 2003	-	$-	17,694,040	$17,694	$(16,694)	$(1,000)	$-

Issuance of common stock	-	-	4,423,510	4,424	1,660,576	-	1,665,000
Net loss	-	-	-	-	-	(327,440)	(327,440)
Balance,
December 31, 2004	-	-	22,117,550	22,118	1,643,882	(328,440)	1,337,560

Recapitalization	-	-	1,882,450	1,882	(1,882)	-	-
Issuance of common stock for services	-	-	881,767	882	87,295	-	88,177
Issuance of series A convertible preferred stock and warrants in exchange for cash and investments in marketable securities	3,333,333	3,333	-	-	14,663,332	-	14,666,665
Series A convertible preferred stock dividend	-	-	-	-	-	(11,766,091)	(11,766,091)
Net loss	-	-	-	-	-	(6,187,063)	(6,187,063)
Balance,
December 31, 2005	3,333,333	$3,333	24,881,767	$24,882	$16,392,627	$(18,281,594)	$(1,860,752)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
 Consolidated Statements of Cash Flows

	For the years ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,187,063)	$(327,440)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation and amortization	431,865	24,365
Gain on disposal of fixed assets	(2,574)	-
Inventory impairment	316,660	-
Writedown of capitalized inventory	100,235	-
Amortization of debt discount	185,195	-
Debt discount and embedded derivatives	1,031,150	-
Other income-derivatives	(6,335)	-
Common stock exchanged for services	88,177	-
Changes in assets and liabilities
Inventory	(2,064,327)	(630,000)
Accounts receivable	(150,000)	-
Shareholder advances	210,713	(210,713)
Prepaids & other	576,427	-
Deposits	(44,963)	(10,204)
Accounts payable and accrued liabilities	98,843	239,439
Accounts payable and accrued liabilities to related parties	231,511	52,989
NET CASH USED IN OPERATING ACTIVITIES	(5,184,486)	(861,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(884,736)	(253,067)
Disposal of fixed assets	31,240	-
Purchase of intangible assets	(3,888)	(40,000)
NET CASH USED IN INVESTING ACTIVITIES	(857,384)	(293,067)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes	1,056,594	1,665,000
Proceeds from issuance of convertible note payable	4,000,000	-
Proceeds from sale of series A convertible stock	2,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,056,594	1,665,000

Net cash increase for period	1,014,724	510,369
Cash at beginning of period	510,369	-
Cash at end of period	$1,525,093	$510,369

Supplemental disclosures of cash flow information:
Interest paid	$222,891	$-
Income taxes paid	-	-

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$236,417	$-
Investment in marketable securities	1,273,720	-
Issuance of common stock warrants with series A preferred stock	373,146	-
Discount on issuance of convertible note payable	4,000,000	-
Embedded derivative within convertible note payable	2,823,168	-
Issuance of common stock warrants with convertible note payable	2,207,982	-

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Interactive Television Networks, Inc., a Nevada corporation formerly known as Radium Ventures, Inc., owns 100% of the issued and outstanding capital stock of ITVN, Inc., a Nevada corporation formerly known as XTV, Inc. and as Interactive Television Networks, Inc. ("ITVN"), a company that we acquired on June 3, 2005 in a merger (hereafter referred to as the “Merger”). All of this company's operations are currently conducted through ITVN. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to June 3, 2005 refer solely to ITVN, while references to “we,” “our,” or the "Company" after June 3, 2005 refer to both Interactive Television Networks, Inc. and its subsidiary, ITVN. All references to "Radium" refer to Radium Ventures, Inc. on a stand-alone basis prior to June 3, 2005.

ITVN creates and provides a service (the "ITVN Service") enabling subscribers to receive television content via the Internet and view the content on their television. The ITVN Service requires an ITVN-enabled set-top box which pulls pages off a web server and projects them onto the television screen, and a remote control which subscribers use to view a library of motion pictures and other video content on their television at any time "on demand." The Company is a vertically integrated provider of digital interactive content networks delivered to televisions over domestic broadband connections of 500kbps or better. A wide variety of content will be available to the users of the set-top box through the creation of branded networks. All content that is and will be distributed through the ITVN Service is and will be provided by the owners of that content. Subscribers will be provided with continuous access to a variety of motion pictures, music videos, foreign language news broadcasts and various other categories of content.

The Company continues to be subject to certain risks common to companies in similar stages of development, as well as the uncertainty of the availability of additional financing; dependence on third parties for manufacturing and marketing and sales support; the uncertainty of the market for personal television; dependence on key management; limited manufacturing, limited marketing and sales experience; and the uncertainty of future profitability.

NOTE 2 - SUMMARY OF ACCOUNTING PRINCIPLES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The significant accounting policies are set out below:

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company currently places its cash and cash equivalents with high quality financial institutions with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash or cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and ITVN, its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include inventory obsolescence; the identification and valuation of derivative instruments; the amortization of discounts on convertible securities arising from warrants and bifurcated derivative instruments; the provision for losses on uncollectible accounts receivable; contingent liabilities and estimating depreciation of tangible assets. Management bases its estimates and judgments on various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Inventory

Inventory consists of all costs paid to have the ITVN-enabled set-top boxes manufactured and shipped to our warehouse. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. We evaluate our inventory for excess and obsolescence on a regular basis. In preparing our evaluation we look at the expected demand for our product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.

Fixed Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which is estimated to be two years. Major improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Long-lived assets, including fixed assets and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed our long-lived assets as of December 31, 2005, and determined that no impairment loss need be recognized.

Intangible Assets

Intangible assets consist of rights to the Company’s domain names. The total expected future annual amortization related to these intangible assets is $8,611 and $324 for the years ended December 31, 2006 and 2007, respectively.

Revenue Recognition

During the year ended December 31, 2005 the Company generated service revenues from fees for providing the ITVN Service to subscribers. In addition, in order to enable its subscribers to obtain the ITVN Service, the Company had a third party manufacture the ITVN enabled set-top boxes, which boxes the Company subsequently began to sell and distribute. This effort resulted in revenues from the sale of hardware products that enable the ITVN Service. During the year ended December 31, 2004 no revenues were generated from either service or hardware sales.

Service Revenues. Included in service revenues are revenues from monthly fees for the ITVN Service and pay-per-view fees. Subscription revenues are recognized over the period benefited. Deferred revenues are recorded when cash has been collected, however the related service has not yet been provided.

Hardware Revenues. The Company recognizes hardware revenues, net of allowance for sales returns, from the sales of its ITVN-enabled set-top boxes. Hardware revenues are recognized upon shipment to consumers or upon delivery to retail customers. Utilizing historical experience, the Company provides for an estimate of product returns and warranty obligations. The fees for shipping and handling paid by customers are recognized as hardware revenues. The costs associated with shipping and handling these set-top boxes are expensed as cost of goods sold.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is evaluated on a regular basis and adjusted based upon management's best estimate of probable losses inherent in receivables, based on historical experience. The allowance is determined by analyzing known uncollectible accounts, historical losses and changes in customer’s cycles and credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged and written off against this allowance.

Sales and Marketing

Sales and marketing expenses consist primarily of media advertising, public relations activities, special promotions and trade shows. Such costs are expensed as incurred.

Research and Development

Research and development expenses consist primarily of employee salaries and consulting fees relating to the development of the ITVN enabled set-top box and ITVN services. Research and development costs are expensed as incurred and were $138,747 and $144,924, for the years ended December 31, 2005 and 2004, respectively, and are recorded as general and administrative in the accompanying financial statements.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $170,306 and $0 for the years ended December 31, 2005 and 2004, respectively and are recorded as general and administrative in the accompanying financial statements.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. If the convertible debt or equity instruments are not considered to be "conventional", then the existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physically or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

If freestanding options or warrants were issued in connection with the issuance of convertible debt or equity instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements. Generally, these agreements require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the agreement. These penalties are usually expressed as a fixed dollar amount, per day, until the default is cured and/or a reduction in the conversion price. We factor these potential penalties into our calculations when determining if embedded derivative liabilities are contained in the debt or equity instruments.

Net Loss per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the year ended December 31, 2005 and 2004. The net loss attributable to common stockholders is calculated by deducting the Series A Convertible Preferred Stock dividend from the net loss. Total shares issuable upon the exercise of options, warrants, preferred stock and the conversion of debt for the years ended December 31, 2005 and 2004, were 31,480,100 and 22,117,500, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statements of operation because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized.

Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these investments. The fair value of the accounts payable - related parties is not determinable as they have no repayment terms.

Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The fair value of substantially all securities is determined by quoted market prices. When appropriate, securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income.

Because the Company’s currently outstanding convertible debenture is not publicly traded, the Company estimates the fair value of this outstanding convertible debenture based on the value of the common stock that the note is convertible into. As of December 31, 2005, the convertible note payable, face value of $4,000,000, was convertible into 2,000,000 shares of the Company’s common stock.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Going Concern Basis

For the year ended December 31, 2005, the Company incurred net losses totaling $6,187,063, had net cash used in operating activities totaling $5,184,486; and had an accumulated deficit of $18,281,594 as of December 31, 2005. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Management plans to raise capital during 2006 and will review all available fund raising alternatives. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity and debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2005 there were accounts payable to related parties totaling $238,121. Such liabilities consist of expenditures made on behalf of the Company for equipment purchases, software purchases, supplies and various other general expenses, as well as, salaries and/or consulting fees owed to the related parties. Portions of these liabilities were repaid subsequent to December 31, 2005.

The Company has a content agreement with an entity partially owned by one of the founders of ITVN. Such entity is one of numerous companies that provide content to the Company to be distributed to the Company's customers. The related party earned $24,087 during the year ended December 31, 2005 for content fees which are included in cost of goods sold. As of December 31, 2005, $3,997 had not been paid. The outstanding fees were paid in full subsequent to December 31, 2005. No related party content fees were incurred during the year ended December 31, 2004.

The two founders of ITVN have loaned the Company a total of $1,056,593 as of December 31, 2005. The notes evidencing these loans bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. As of December 31, 2005, $42,379 of interest had been accrued. No principal or interest was paid on these notes during the year ended December 31, 2005.

NOTE 4 - CAPITALIZED INVENTORY

During the year ended December 31, 2005, the Company experimented with a marketing promotion whereby the Company gave, without charge, ITVN-enabled set-top boxes to various customers that signed up for the ITVN Service. The Company capitalized the cost of the ITVN-enabled set-top boxes that were shipped to customers during this promotion. In the event that these customers cancel their service at any time, they are required to return the ITVN-enabled set-top box to the Company. The Company routinely estimates the amount of capitalized inventory that may not be returned by customers that have canceled their service. For the year ended December 31, 2005 a provision was recorded for such unreturned items totaling approximately $100,000 and is included in cost of goods sold. We have retained a collections agency to collect the $99.95 the customers agreed to pay if they do not return the ITVN-enabled set-top box. Depreciation relating to these boxes is calculated over their estimated useful lives of two years and totaled $65,493 for the year ended December 31, 2005 and is included in cost of goods sold.

NOTE 5 - FIXED ASSETS, NET

Fixed assets, net at December 31, 2005 consist of the following:

Computer and office equipment	$647,382
Capitalized software	416,298
Hotel set-top boxes	10,300
Furniture and fixtures	31,464

Total fixed assets	1,105,444
Less: accumulated depreciation	(352,092)

Fixed assets, net	$753,352

Depreciation of fixed assets for the years ended December 31, 2005 and 2004 were $344,752 and $11,032, respectively.

NOTE 6 - INCOME TAXES

The provision for refundable Federal income tax consists of the following:

	Year ended December 31,
	2005	2004
Refundable Federal income tax attributable
to current operations	$2,119,430	$111,330
Less: Change in valuation allowance	(2,119,430)	(111,330)

Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount at December 31, 2005 is as follows:

Deferred tax asset attributable to:
Net operating losses carried forward	$2,118,015
Property and equipment	(42,045)
Net deferred tax asset before valuation allowance	2,075,970
Less: Valuation allowance	(2,075,970)

Net deferred tax asset	$-

At December 31, 2005, the Company had an unused net operating loss carryover approximating $6,400,000 that is available to offset future taxable income; it expires beginning in 2024.

NOTE 7 - LETTER OF CREDIT AND PROMISSORY NOTE

On March 24, 2005, the Company obtained a letter of credit (the "LOC") from Manufacturers Bank in the amount of $2,400,000 to be used for future inventory purchases. During the year ended December 31, 2005, $2,400,000 had been drawn from the LOC for inventory purchases. $1,178,940 of the LOC was due on August 24, 2005, $957,060 was due on September 13, 2005 and the remaining $264,000 was due on October 9, 2005. The Company repaid the LOC in full on October 25, 2005. During the year ended December 31, 2005 the Company recorded $113,752 of interest and issuance finance expenses related to this LOC.

On October 3, 2005, the Company issued a $1,600,000 promissory note (the “Note”) to Mercator Momentum Fund, LP (“Mercator”). The Note bore interest at a rate per annum equal to the higher of 10% or the Wall Street Journal prime rate plus 3% and had a maturity date of November 15, 2005. In accordance with the Note, the Company paid Mercator an issuance and negotiation fee equal to $32,000. The fee is included in interest expense in the accompanying consolidated financial statements. The note and accrued interest totaling $9,333 were paid in full in 2005.

NOTE 8 - CONVERTIBLE NOTE PAYABLE

On October 24, 2005, the Company entered into a series of agreements, each of which is dated as of October 20, 2005, pursuant to which the Company sold to Pentagon Bernini Fund, Ltd. (the "Fund") (i) a three-year 17% Secured Convertible Debenture (the "Debenture") having an initial principal balance of $4,000,000, and (ii) five-year warrants (the "Warrants") to acquire 1,000,000 shares of the Company’s common stock (the "Warrant Shares") at an exercise price of $3.00 per share. The foregoing sale of securities was completed on October 25, 2005. The aggregate purchase price of the securities sold in the private placement was $4,000,000. The Company used $2,400,000 of the offering proceeds to repay, in full, the $2,400,000 outstanding letter of credit payable to Manufacturers Bank. The balance of the offering proceeds, $1,600,000, was used to repay the promissory note that Mercator Momentum Fund III, LP had extended to the Company on October 3, 2005.

The Debenture accrues interest at a rate of 17% per annum until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest shall be payable quarterly in arrears on the last day of each January, April, July, and October, commencing on January 31, 2006 (each such date, an "Interest Payment Date"). Interest shall be payable in cash, except that the Company may, in its sole discretion, pay up to 50% of the amount of interest payable on any Interest Payment Date by issuing additional debentures in accordance with the same terms as the Debenture. During the year ended December 31, 2005, the Company recorded interest expense of $126,685 related to the Debenture. On January 27, 2006, the Company made interest payments to the Fund totaling $184,436, of which $92,218 was paid in cash and the additional $92,218 of interest was paid by the issuance of an additional debenture to the Fund in accordance with the terms of the Debenture.

The Company is required to make monthly principal payments of $222,222 under the Debenture commencing in May 2007 and continuing until the Debenture is repaid in full. The Company’s obligations under the Debenture are secured by a Security Agreement, pursuant to which the Company granted to the Fund a security interest in all of the Company’s personal property assets. In addition, the Company's obligations under the Debenture are also secured by the pledge of 4,000,000 shares of the Company’s common stock by various shareholders of the Company.

The Debenture is convertible into shares of the Company’s common stock (the “Debenture Shares”) at any time at an initial conversion price of $2.00 per share. The initial conversion price may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock in a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Additionally, in the event the Company fails to comply with its registration requirements (see below) the conversion price will decrease to $1.50 per share. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock". The Debenture may not be converted, if and to the extent such issuance of conversion shares would result in the Fund, together with any affiliate thereof, beneficially owning in excess of 9.99% of the then-issued and outstanding shares of Common Stock, including shares issuable upon conversion of the Debenture held by the Fund.

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

In connection with the sale and issuance of the Debenture and Warrants, the Company and the Fund entered into a Registration Rights Agreement (dated October 20, 2005) pursuant to which the Company agreed to prepare and file, no later than the 60th day immediately following the date of the Registration Rights Agreement, a registration statement with the SEC covering the resale of the Debenture Shares and the Warrant Shares. On February 3, 2006, the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares and the Warrant Shares thereby satisfying the 60-day filing requirement. The registration statement has since been declared effective by the SEC. The Company shall be subject to the payment of specified liquidated damages to the Fund as set forth in the Registration Rights Agreement if it is unable to maintain the effectiveness of the registration statement. In the event the effectiveness of the registration statement is not maintained, the Company shall pay liquidated damages to the Fund equal to $1,000 for each day during which the event of default is not cured and the conversion price shall be reduced to $1.50 per share.

The 1,000,000 Warrants issued to the Fund were valued by an independent financial valuation advisory firm at $2,207,982. Because of the potential penalties we may have to pay the Fund, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

Because the Debentures are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay the Fund should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value of $2,823,168 and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The most significant component of this compound derivative instrument is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm.

The proceeds received from the Fund were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Debenture. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Debenture. As such, the Debenture note was recorded at zero, a significant discount from its face amount. In addition, Interest expense was charged in the amount of $1,031,150 representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of the Debenture. That discount, together with the stated interest on the Debenture and the Discount on the Note Payable, is being amortized using an effective interest method over the term of the notes.

At December 31, 2005, the following amounts were outstanding under the Convertible Note Payable. See Note 10 for information on the derivative instrument liabilities related to the warrants issued to the Fund and the bifurcated embedded derivative instruments related to the Debenture.

Secured convertible debenture, bearing interest at 17% with monthly principal repayments of $222,222 per month starting May 1, 2007	$4,000,000
Less: unamortized discount	(3,814,805)

Balance at December 31, 2005	$185,195

Principal repayments are as follows, for the years ended December 31:

2006	$-
2007	1,777,776
2008	2,222,224
2009	-
2010	-
Total	$4,000,000

NOTE 9 - CONVERTIBLE PREFERRED STOCK

On December 21, 2005, we completed the sale of (i) an aggregate of 3,333,333 shares of our Series A Convertible Preferred Stock, which Series A Convertible Preferred Stock is convertible into shares of our common stock, and (ii) warrants to acquire up to a total of 265,000 shares of our common stock to M.A.G. Capital, LLC, Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd. (M.A.G. Capital, LLC is an affiliate of, and operates each of Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., and Monarch Pointe Fund, Ltd.) (collectively, “M.A.G.”).

In consideration for the foregoing shares of Series A Convertible Preferred Stock, the purchasers delivered to us (i) an aggregate of $2,000,000 in cash and (ii) certain securities of Interactive Brand Development, Inc. (“IBD”) that were owned by the purchasers. The IBD securities that were transferred to us consisted of (1) 57,914 shares of IBD’s Series D Convertible Preferred Stock, (2) 34,000 shares of IBD’s Series E Convertible Preferred Stock, and (3) 200,000 shares of restricted IBD common stock (collectively, the “IBD Securities”).

The Series A Convertible Preferred Stock is initially convertible into 3,333,333 shares of common stock, which number is subject to adjustment pursuant to the anti-dilution provisions of the shares. The Series A Convertible Preferred Stock may be converted at anytime at the conversion rate in effect at the time of conversion, provided, that a holder may at any given time convert only up to that number of shares of Series A Convertible Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price of $3.75 per share may be adjusted in certain circumstances such as if we subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or if we make or issue, or fix a record date for the determination of holders of common stock entitled to receive a dividend or other distribution payable in additional shares of common stock.

Commencing on the date of issuance of the Series A Convertible Preferred Stock and continuing until the date that a registration statement for the underlying shares of common stock of the Corporation into which the Series A Convertible Preferred Stock may be converted thereunder is declared effective by the Securities and Exchange Commission the Company shall pay on each outstanding share of Series A Convertible Preferred Stock a quarterly dividend (the "Dividend"), at an annual rate equal to the product of multiplying (i) Series A Convertible Preferred Stock Purchase Price ($3.75 per share), by (ii) one percent (1%). The Dividend shall be payable quarterly in arrears on the last day of each quarter based on the numbers of shares of Series A Convertible Preferred Stock outstanding as of the first day of such quarter.

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, M.A.G. received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. The warrants issued were valued using the Black-Scholes option pricing model, at December 21 and 31, 2005 at $373,146 and $320,518, respectively. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at December 21, 2005 and December 31, 2005 of $4.40 per share and $4.10, respectively; a risk-free rate of return of 3.50%; dividend yield of zero percent; and a volatility of 35%. These warrants remain outstanding at December 31, 2005.

As a result of the sale of the Series A Convertible Preferred Stock, a dividend was recognized totaling $11,766,091. The dividend represents the difference between the total proceeds plus the market value of the IBD securities received and the market value of the Series A Convertible Preferred Stock and warrants sold.

In connection with the sale of the Series A Convertible Preferred Stock, the Company and M.A.G. entered into a Registration Rights Agreement (dated December 21, 2005) pursuant to which the Company agreed to prepare and file, no later than the 130th day after the closing date of the transaction, a registration statement with the SEC covering the resale of the common stock to be issued upon the conversion of the Series A Convertible Preferred Stock. The Company shall cause the registration statement to become effective no later than the 280th day after the closing date of the transaction. In the event the Company fails to file the registration statement with the SEC by the 130th day after the closing date, the Company shall pay to M.A.G. $1,000 per day until the registration statement is declared effective.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 8 related to embedded derivative instruments that have been bifurcated from our note payable.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at December 31, 2005) we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 50%. The risk-free rates of return used ranged from 4.33% to 4.35%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

At December 31, 2005, the following derivative liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Issue Date	Expiry Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - December 31, 2005

10-20-2005	10-20-2001	1,000,000 warrants issued to the Fund-See Note 8	$3.00	$2,207,982	$2,325,388

10-20-2005	10-01-08	$4,000,000 convertible note payable-See Note 8	$2.00	$2,823,168	$2,752,056

Total derivative financial instruments					$5,077,444

NOTE 11 - CAPITAL STOCK

Effective July 22, 2005, the Company increased its authorized capital stock from 25,000,000 shares of common stock, with a par value of $0.001 per share to 75,000,000 shares of common stock, with a par value of $0.001 per share and created a preferred class of stock consisting of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. See Note 9 for Series A Convertible Preferred Stock issued and outstanding.

As of December 31, 2005, 24,881,767 shares of common stock were issued and outstanding. The founders of the Company paid a total of $1,000 for the 25,000 shares that were issued to them on December 17, 2003 (such shares were converted into 16,588,328 shares in conjunction with the Merger). XTV Investments LLC (“XTVI”) paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

On March 28, 2005, the Company entered into an Escrow and Marketing Agreement (the "E&M Agreement") with XTVI. Pursuant to the E&M Agreement, XTVI was granted the non-exclusive right to introduce the Company to certain potential customers who wish to purchase the Company's product and become subscribers. XTVI is entitled to receive and retain 1,382,140 shares of the Company’s common stock if XTVI delivers 20,000 qualified customers that buy the Company's set-top box and subscribe to the Company's services before April 30, 2006 and continue to be valid, paying subscribers for at least 180 days. XTVI has delivered only one qualified customer to the Company as of March 31, 2006.

In total, the ITVN pre-merger shares were converted into 22,117,550 shares of Radium in conjunction with the Merger representing approximately 89% of the Company. In addition to the foregoing, upon the closing of the Merger we issued 50,000 shares to our financial advisor, hired a Chief Executive Officer who was granted 581,767 shares and hired a Chief Financial Officer who was granted 250,000 shares.

NOTE 12 - COMMITMENTS

On June 1, 2005, the Company entered into a month-to-month office lease agreement to lease approximately 6,050 square feet of space in Woodland Hills, California at a rate of $1.30 per square foot per month. A security deposit of $7,865 was paid to the lessor in June 2005. On October 1, 2005 the lease was modified to include an additional 1,800 square feet of space, the rent was increased by $2,400 per month and the security deposit was increased by $2,400. As of October 1, 2005, the rent for this lease is $10,265 per month and the total security deposit for this lease is $10,265. Rent expense relating to this office space during the year ended December 31, 2005 totaled $59,855.

On June 27, 2005, the Company entered into a six month office lease agreement, commencing July 15, 2005, to lease approximately 240 square feet of space in Laguna Niguel, California at a rate of $8.00 per square foot per month. The Company paid $595 in set up fees and a $2,292 security deposit. Rent expense relating to this office space during the year ended December 31, 2005 totaled $12,617. The Company terminated this lease on January 15, 2006.

On July 18, 2005, the Company entered into a Directors and Officers Liability insurance agreement and financed $53,374 of the amount through AFCO Acceptance Corporation to be paid at a rate of $6,216 per month for nine months from June 2005 through February 2006. As of March 31, 2006, the financed amount has been paid in full.

On September 30, 2005, the Company entered into a distribution agreement with the O’Rourke Sales Company. O’Rourke Sales Company services a network of independent retailers and home AV installers with a wide array of electronic products. We have granted O’Rourke Sales Company the exclusive right to distribute the ITVN set-top box to independent retailers in the U.S. with sales of under $5 million annually as well as to satellite and home audio visual installers. Under our agreement with O’Rourke Sales Company, we have agreed to provide initial matching funds of $50,000 for promotional activities relating to the Company’s products and services and we will issue O’Rourke Sales Company 60,000 options to purchase our common stock at $3.00 per share. Additionally, O’Rourke Sales Company also receives a lifetime residual income based on 15% of subscription and pay-per-view revenues collected by the Company from XTV subscribers who purchase ITVN set-top boxes distributed by them.

The Company had no other direct commitments as of December 31, 2005. As part of XTVI's commitment to the Company to provide funds for all operating expenses, XTVI caused one of its affiliates to enter into an equipment lease agreement to procure $317,024 of computer equipment to be used by the Company. The Company is not a party to the lease agreement but has made all the necessary lease payments to date. The agreement was signed on December 10, 2004 and is a 36-month lease beginning on January 1, 2005 with monthly lease payments of $9,426 plus monthly taxes of $778.

NOTE 13- CONTINGENCIES

On November 10, 2005, Reverb Communications, Inc. filed an action against us in the Tuolumne Superior Court, Sonora, California, alleging that we breached our agreement to pay them for their services. The plaintiff alleges that we entered into an agreement with them in September 2005, which agreement we terminated shortly thereafter. The plaintiff alleges that we failed to pay them for their services that they rendered through the date of termination and that they are, therefore, entitled to receive $63,846 in cash and 25,000 shares of our common stock. We were served with the Complaint on December 2, 2005. We intend to vigorously defend ourselves in this action however the outcome is not determinable. As of December 31, 2005, included in accounts payable is $11,724 relating to this claim.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

NOTE 14 - EQUITY INCENTIVE PLAN

During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Awards under the plan may consist of stock options (both non- qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and/or stock appreciation rights.

The 2005 Equity Incentive Plan is administered by our Board of Directors or a committee of the Board of Directors, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2005 Equity Incentive Plan provides that the exercise price of each stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of incentive stock options granted to a person holding more than 10% of our outstanding common stock). The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

The plan also permits the granting of stock appreciation rights freestanding or in tandem with option awards. The grant price of a stock appreciation right shall be no less than the fair market value of a share on the date of grant of the stock appreciation right. No stock appreciation right shall be exercisable later than the tenth anniversary of its grant. Upon the exercise of a stock appreciation right, a participant shall be entitled to receive common stock at a fair market value equal to the benefit to be received by the exercise (although we may agree to pay the benefit in cash or a combination of cash and stock).

The plan also provides us with the ability to grant or sell shares of common stock that are subject to certain transferability, forfeiture, repurchase or other restrictions. The type of restriction, the number of shares of restricted stock granted and other such provisions shall be determined by the committee.

Unless otherwise determined by the committee, awards granted under the 2005 Equity Incentive Plan are not transferable other than by will or by the laws of descent and distribution.

The 2005 Equity Incentive Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction: (1) the committee shall notify each participant at least thirty (30) days prior to the consummation of the corporate transaction or as soon as may be practicable and (2) all options and stock appreciation rights shall terminate and all restricted stock shall be forfeited immediately prior to the consummation of such corporate transaction unless the committee determines otherwise in its sole discretion. A “corporate transaction” means (i) a liquidation or dissolution of this company; (ii) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (iii) a sale of all or substantially all of the assets of the company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the company by one person or by more than one person acting in concert.

The committee may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

As of December 31, 2005 we had not issued any options under the 2005 Equity Incentive Plan.

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS 154 Accounting Changes and Error Corrections--a replacement of APB Opinion
No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe adopting FIN 47 will have a material impact on its consolidated financial position or results of operations or cash flows.

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

NOTE 16 - SUBSEQUENT EVENTS (Unaudited)

As of March 31, 2006, we have granted options to purchase a total of 1,340,000 shares of common stock under our 2005 Equity Incentive Plan. The options were granted to our employees and directors at a price equal to the fair market value of the common stock at the date of grant. Options to purchase 265,000 shares of common stock became immediately vested and exercisable on the date of grant. The remaining 1,075,000 outstanding options will vest at various times ending in February 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE TELEVISION NETWORKS, INC.

Date: April 16, 2006	By:	/s/ CHARLES PRAST
Charles Prast,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL MARTINEZ Michael Martinez	President and Director	April 16, 2006

/s/ MURRAY WILLIAMS Murray Williams	Chief Financial Officer, Secretary and Director (principal financial officer and principal accounting officer)	April 16, 2006

/s/ CHARLES PRAST Charles Prast	Chief Executive Officer and Director (principal executive officer)	April 16, 2006

/s/ GEOFFREY BROWN Geoffrey Brown	Director	April 16, 2006

/s/ JOSEPH J. SCOTTI Joseph J. Scotti	Director	April 16, 2006

/s/ JOHN WIRT John Wirt	Director	April 16, 2006