Form 10QSB
period 2006-03-31
Interactive Television Networks
filed 2006-05-11
CIK 1174893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50122

INTERACTIVE TELEVISION NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0372720
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

2010 Main Street, Suite 500, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

(949) 223-4100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On April 30, 2006, there were 24,881,767 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

INTERACTIVE TELEVISION NETWORKS, INC.
For the quarter ended March 31, 2006
FORM 10-QSB

PART I

ITEM 1. Consolidated Financial Statements (unaudited):

Interactive Television Networks, Inc.
Consolidated Balance Sheet
March 31, 2006
(unaudited)

Assets

Current assets:
Cash	$15,551
Inventory	1,330,250
Investments in marketable securities	1,372,984
Accounts receivable, net	100,000
Prepaids & other	85,751
Total current assets	2,904,536

Capitalized inventory, net	74,952
Fixed assets, net	905,526
Intangible assets, net	3,449
Deposits	71,075
Total Assets	$3,959,538

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$545,413
Accounts payable and accrued liabilities - related parties	104,526
Notes payable - related parties	956,593
Total current liabilities	1,606,532

Convertible notes payable, net (face value $4,092,220)	451,864
Derivative financial instruments	4,901,715
Warrant liability	292,877
Total Liabilities	7,252,988

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333 shares of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized, 24,881,767 issued and outstanding	24,882
Additional paid-in capital	16,856,145
Other comprehensive earnings	99,264
Accumulated deficit	(20,277,074)
Total Stockholders' Deficit	(3,293,450)

Total Liabilities and Stockholders' Deficit	$3,959,538

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended March 31,
	2006	2005

Revenues
Service revenues	$163,203	$–
Hardware revenues	166,661	6,232
Total revenues	329,864	6,232

Costs of goods sold
Cost of service revenues	44,224	255
Cost of hardware revenues	184,666	4,868
Depreciation on capitalized inventory	13,137	–
Total costs of goods sold	242,027	5,123

Gross profit	87,837	1,109

Expenses:
Salaries expense	434,467	164,693
Professional fees	278,030	123,203
Sales and marketing	106,254	142,345
Depreciation and amortization	147,772	48,472
General and administrative	496,125	157,810
Total expenses	1,462,648	636,523

Loss from operations	(1,374,811)	(635,414)

Interest income	3,577	–
Interest expense	(437,183)	(5,981)
Stock based compensation expense	(463,518)	–
Other income - derivatives	276,455	–

Net loss	(1,995,480)	(641,395)

Other comprehensive earnings
Unrealized gain on marketable securities	99,264	–
Comprehensive loss	$(1,896,216)	$(641,395)

Weighted average number of common shares outstanding - basic and fully diluted	24,881,767	22,117,550

Net loss per common share - basic and fully diluted	$(0.08)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,995,480)	$(641,395)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	160,909	48,472
Loss on disposal of fixed assets	357	–
Stock based compensation expense	463,518	–
Amortization of debt discount	174,449	–
Debt discount and embedded derivatives	73,085	–
Other income-derivatives	(276,455)	–
Changes in assets and liabilities
Inventory	163,600	(625,968)
Accounts receivable	50,000	–
Prepaid inventory	–	630,000
Shareholder advances	–	13,452
Prepaids & other	(32,178)	(16,000)
Deposits	(15,908)	–
Accounts payable and accrued liabilities	299,352	(16,463)
Accounts payable and accrued liabilities to related parties	(179,974)	(52,989)

NET CASH USED IN OPERATING ACTIVITIES	(1,114,725)	(660,891)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(309,903)	(301,682)
Disposal of fixed assets	15,086	–

NET CASH FROM INVESTING ACTIVITIES	(294,817)	(301,682)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on related party notes	(100,000)	–
Borrowings under note payable	–	500,000

NET CASH FROM FINANCING ACTIVITIES	(100,000)	500,000
Net cash decrease for period	(1,509,542)	(462,573)
Cash at beginning of period	1,525,093	510,369
Cash at end of period	$15,551	$47,796

Supplemental disclosures of cash flow information:
Interest paid	$92,219	$–
Income taxes paid	$–	$–

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$17,400	$–
Issuance of convertible debt in lieu of interest payment	$92,220	$–
Unrealized gain on marketable securities	$99,264	$–
Embedded derivative within convertible note payable	$73,085	$–

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and 2005 and consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2005, including the notes thereto, included in the Company’s 2005 Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF ACCOUNTING PRINCIPLES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and ITVN, its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The significant accounting policies are set out below:

Business Concentrations and Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and trade receivables. The Company currently places its cash with high quality financial institutions with high credit ratings. As part of its cash management process, the Company performs periodic evaluations of the relative credit ratings of these financial institutions. The Company has not experienced any credit losses on its cash or trade receivables.

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

Investments in marketable securities

Investments in marketable securities consist of equity securities received in consideration for the Series A Convertible Preferred Stock sold in December 2005. The securities are considered to be available for sale and are carried at fair value as of the balance sheet date. Fair values are based on quoted market prices. Unrealized gains and losses on equity securities are recorded as “Other comprehensive earnings” in the accompanying consolidated financial statements

Fixed Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which is estimated to be two years. Major improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Long-lived assets, including fixed assets and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed our long-lived assets as of March 31, 2006, and determined that no impairment loss need be recognized.

Intangible Assets

Intangible assets consist of rights to the Company’s domain names carried at cost less accumulated amortization. Amortization is provided using the straight-line method over the useful life of the assets which is estimated to be two years.

Revenue Recognition

The Company generates service revenues from fees for providing the ITVN Service to subscribers. In addition, the Company had a third party manufacture the ITVN enabled set-top boxes in order to enable its subscribers to obtain the ITVN Service. This resulted in revenues from the sale of hardware products that enable the ITVN Service.

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

Research and Development

Research and development expenses consist primarily of employee salaries and consulting fees relating to the development of the ITVN enabled set-top box and ITVN services. Research and development costs are expensed as incurred and were $0 and $137,747, for the three month periods ended March 31, 2006 and 2005, respectively, and are recorded as general and administrative in the accompanying financial statements.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $57,099 and $1,050 for the three month periods ended March 31, 2006 and 2005, respectively and are recorded as general and administrative in the accompanying financial statements.

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

Net Loss per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the three month periods ended March 31, 2006 and 2005. Total shares issuable upon the exercise of options, warrants, preferred stock and the conversion of debt at March 31, 2006 were 31,526,210.

Stock-Based Compensation

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”), and the Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R.  For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $463,518 which reduced income from operations and net income by $463,518.  The impact on basic and diluted net loss per share for the three months ended March 31, 2006 was $.02.   The company did not issue any stock options prior to January 31, 2006.   See Note 13—“Stock-Based Compensation” for further information.

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

Because the Company’s currently outstanding convertible debenture is not publicly traded, the Company estimates the fair value of this outstanding convertible debenture based on the value of the common stock that the note is convertible into. As of March 31, 2006, the convertible notes payable, total face value of $4,092,220, was convertible into 2,046,110 shares of the Company’s common stock.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Going Concern Basis

For the three month period ended March 31, 2006, the Company incurred net losses totaling $1,995,480, had net cash used in operating activities totaling $1,114,725; and had an accumulated deficit of $20,277,074 as of March 31, 2006. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31, 2006 there were accounts payable to related parties totaling $33,198. Such liabilities consist of expenditures made on behalf of the Company for equipment purchases, software purchases, supplies and various other general expenses, as well as, salaries and/or consulting fees owed to the related parties. Portions of these liabilities were repaid subsequent to March 31, 2006.

The Company has a content agreement with an entity partially owned by one of the founders of ITVN. Such entity is one of numerous companies that provide content to the Company to be distributed to the Company's customers. The related party earned $14,896 and $83 during the three month periods ended March 31, 2006 and 2005, respectively for content fees which are included in cost of goods sold. As of March 31, 2006, $10,078 had not been paid. The outstanding fees were paid in full subsequent to March 31, 2006.

The two founders of ITVN have loaned the Company a total of $1,056,593, of which $100,000 was repaid to one of the founders during the fiscal quarter ended March 31, 2006 leaving a remaining balance of $956,593. The notes evidencing these loans bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. As of March 31, 2006, $61,250 of interest had been accrued and no interest has been paid.

NOTE 4 - CAPITALIZED INVENTORY, NET

The Company offers various marketing promotions whereby, without charge, ITVN-enabled set-top boxes are given to various customers that sign up for the ITVN Service. The Company capitalizes the cost of the ITVN-enabled set-top boxes that are shipped to customers during these promotions. In the event that these customers cancel their service at any time, they are required to return the ITVN-enabled set-top box to the Company. The Company routinely estimates the amount of capitalized inventory that may not be returned by customers that have canceled their service. As of March 31, 2006 approximately $100,000 had been reserved for such unreturned set-top boxes. We have retained a collections agency to collect the $99.95 the customers agreed to pay if they do not return the ITVN-enabled set-top box. Depreciation relating to these boxes is calculated over their estimated useful lives of two years. Accumulated depreciation at March 31, 2006 totaled $37,505.

NOTE 5 - FIXED ASSETS, NET

Fixed assets, net at March 31, 2006 consist of the following:

Computer and office equipment	$886,613
Capitalized software	447,522
Hotel set-top boxes	10,300
Furniture and fixtures	55,470

Total fixed assets	1,399,905
Less: accumulated depreciation	(494,379)

Fixed assets, net	$905,526

Depreciation of fixed assets for the three months ended March 31, 2006 and 2005 was $142,286 and $43,310, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On October 24, 2005, the Company entered into a series of agreements, each of which is dated as of October 20, 2005, pursuant to which the Company sold to Pentagon Bernini Fund, Ltd. (the "Fund") (i) a three-year 17% Secured Convertible Debenture (the "Debenture") having an initial principal balance of $4,000,000, and (ii) five-year warrants (the "Warrants") to acquire 1,000,000 shares of the Company’s common stock (the "Warrant Shares") at an exercise price of $3.00 per share. The foregoing sale of securities was completed on October 25, 2005. The aggregate purchase price of the securities sold in the private placement was $4,000,000. The Company used $2,400,000 of the offering proceeds to repay, in full, a $2,400,000 outstanding letter of credit payable to Manufacturers Bank. The balance of the offering proceeds, $1,600,000, was used to repay a promissory note that Mercator Momentum Fund III, LP had extended to the Company on October 3, 2005.

The Debenture accrues interest at a rate of 17% per annum until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable quarterly in arrears on the last day of each January, April, July, and October, commencing on January 31, 2006 (each such date, an "Interest Payment Date"). Interest is payable in cash, except that the Company may, in its sole discretion, pay up to 50% of the amount of interest payable on any Interest Payment Date by issuing additional debentures in accordance with the same terms as the Debenture. On January 27, 2006, the Company made interest payments to the Fund totaling $184,436, of which $92,218 was paid in cash and the additional $92,220 of interest was paid by the issuance of an additional debenture to the Fund (the “Interest Debenture”) in accordance with the terms of the Debenture. For the three months ended March 31, 2006, $170,205 of interest expense was recorded on both the Debenture and the Interest Debenture (collectively, the “Debentures”.

The Company is required to make monthly principal payments of $222,222 and $5,123 under the Debenture and Interest Debenture, respectively commencing in May 2007 and August 2007, respectively and continuing until repaid in full. The Company’s obligations under the Debentures are secured by a Security Agreement, pursuant to which the Company granted to the Fund a security interest in all of the Company’s personal property assets. In addition, the Company's obligations under the Debentures are also secured by the pledge of 4,000,000 shares of the Company’s common stock by various shareholders of the Company.

The Debentures are convertible into shares of the Company’s common stock (the “Debenture Shares”) at any time at an initial conversion price of $2.00 per share. The initial conversion price may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock in a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Additionally, in the event the Company fails to comply with its registration requirements (see below) the conversion price will decrease to $1.50 per share. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock". The Debentures may not be converted, if and to the extent such issuance of conversion shares would result in the Fund, together with any affiliate thereof, beneficially owning in excess of 9.99% of the then-issued and outstanding shares of Common Stock, including shares issuable upon conversion of the Debentures held by the Fund.

The Company has the right to prepay the Debentures without penalty, in whole or in part, at any time and from time to time upon not less than fifteen days prior written notice. In the event that the Company issues any additional debt or equity securities, the Fund will have the right to require that 50% of the net proceeds of such debt or equity securities be applied to repay all or a portion of the principal amount outstanding on the Debenture.

In connection with the sale and issuance of the Debenture and Warrants, the Company and the Fund entered into a Registration Rights Agreement (dated October 20, 2005) pursuant to which the Company agreed to prepare and file, no later than the 60th day immediately following the date of the Registration Rights Agreement, a registration statement with the SEC covering the resale of the Debenture Shares and the Warrant Shares. On February 3, 2006, the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares and the Warrant Shares thereby satisfying the 60-day filing requirement. The registration statement has since been declared effective by the SEC. The Company shall be subject to the payment of specified liquidated damages to the Fund as set forth in the Registration Rights Agreement if it is unable to maintain the effectiveness of the registration statement in the manner, and to the extent, specified in the Registration Rights Agreement. In the event the effectiveness of the registration statement is not maintained in the manner required, the Company shall pay liquidated damages to the Fund equal to $1,000 for each day during which the event of default is not cured and the conversion price shall be reduced to $1.50 per share.

The 1,000,000 Warrants issued to the Fund were valued by an independent financial valuation advisory firm at an initial value of $2,207,982. Because of the potential penalties we may have to pay the Fund, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

Because the Debentures are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes are subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay the Fund should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The derivative instrument liability relating to the Debenture was initially recorded at its fair value of $2,823,168 and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The derivative instrument liability relating to the Interest Debenture was initially recorded at its fair value of $73,086 and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm.

The proceeds received from the Fund were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Debenture. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Debenture. As such, the Debenture note was recorded at zero, a significant discount from its face amount. In addition, Interest expense was charged in the amount of $1,031,150 representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of the Debenture. The fair value of the embedded derivative instrument related to the Interest Debenture was greater than the amount of the Interest Debenture. As such, the Interest Debenture was recorded at $19,134. The discounts on the Debentures, together with the stated interest on the Debentures and the Discounts on the Notes Payable, are being amortized using an effective interest method over the term of the notes.

At March 31, 2006, the following amounts were outstanding under the Convertible Note Payable. See Note 8 for information on the derivative instrument liabilities related to the warrants issued to the Fund and the bifurcated embedded derivative instruments related to the Debentures.

Secured convertible debenture, bearing interest at 17% with monthly principal repayments of $222,222 per month starting May 1, 2007	$4,000,000
Interest Debenture	92,220
Less: unamortized discount	(3,640,356)

Balance at March 31, 2006	$451,864

NOTE 7 - CONVERTIBLE PREFERRED STOCK

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

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, M.A.G. received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. The warrants issued were valued using the Black-Scholes option pricing model, at March 31, 2006 at $292,877. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at March 31, 2006 of $4.00 per share; a risk-free rate of return of 3.50%; dividend yield of zero percent; and a volatility of 35%. These warrants remain outstanding at March 31, 2006.

In connection with the sale of the Series A Convertible Preferred Stock, the Company and M.A.G. entered into a Registration Rights Agreement (dated December 21, 2005) pursuant to which the Company agreed to prepare and file, no later than the 130th day after the closing date of the transaction, a registration statement with the SEC covering the resale of the common stock to be issued upon the conversion of the Series A Convertible Preferred Stock. On April 25, 2006 the Company timely filed with the SEC a Form SB-2 covering the resale of the common stock thereby satisfying the 130-day filing requirement. The registration statement has since been declared effective by the SEC.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 6 related to embedded derivative instruments that have been bifurcated from our notes payable.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at March 31, 2006) we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 50%. The risk-free rates of return used ranged from 4.33% to 4.82%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows:

Issue Date	Expiry Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - March 31, 2006
10-20-2005	10-20-2010	1,000,000 warrants issued to the Fund	$3.00	$2,207,982	$2,225,682

10-20-2005	10-01-2008	$4,000,000 convertible note payable	$2.00	$2,823,168	2,602,278

1-31-2006	1-30-2009	$92,220 interest debenture	$2.00	$ 73,086	73,755

Total derivative financial instruments					$4,901,715

NOTE 9 - CAPITAL STOCK

Effective July 22, 2005, the Company increased its authorized capital stock from 25,000,000 shares of common stock, with a par value of $0.001 per share to 75,000,000 shares of common stock, with a par value of $0.001 per share and created a preferred class of stock consisting of 5,000,000 shares of preferred stock, with a par value of $0.001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. See Note 7 for Series A Convertible Preferred Stock issued and outstanding.

As of March 31, 2006 and December 31, 2005, 24,881,767 shares of common stock were issued and outstanding. The founders of the Company paid a total of $1,000 for the 25,000 shares that were issued to them on December 17, 2003 (such shares were converted into 16,588,328 shares in conjunction with the Merger). XTV Investments LLC (“XTVI”) paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

On March 28, 2005, the Company entered into an Escrow and Marketing Agreement (the "E&M Agreement") with XTVI. Pursuant to the E&M Agreement, XTVI was granted the non-exclusive right to introduce the Company to certain potential customers who wish to purchase the Company's product and become subscribers. XTVI is entitled to receive and retain 1,382,140 shares of the Company’s common stock if XTVI delivers 20,000 qualified customers that buy the Company's set-top box and subscribe to the Company's services before April 30, 2006 and continue to be valid, paying subscribers for at least 180 days. XTVI has delivered only one qualified customer to the Company as of May 1, 2006.

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

NOTE 10 - COMMITMENTS

On June 1, 2005, the Company entered into a month-to-month office lease agreement to lease approximately 6,050 square feet of space in Woodland Hills, California at a rate of $1.30 per square foot per month. A security deposit of $7,865 was paid to the lessor in June 2005. On October 1, 2005 the lease was modified to include an additional 1,800 square feet of space, the rent was increased by $2,400 per month and the security deposit was increased by $2,400. As of October 1, 2005, the rent for this lease is $10,265 per month and the total security deposit for this lease is $10,265. Rent expense relating to this office space during the three months ended March 31, 2006 totaled $30,795.

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

NOTE 11- CONTINGENCIES

On November 10, 2005, Reverb Communications, Inc. filed an action against us in the Tuolumne Superior Court, Sonora, California, alleging that we breached our agreement to pay them for their services. The plaintiff alleges that we entered into an agreement with them in September 2005, which agreement we terminated shortly thereafter. The plaintiff alleges that we failed to pay them for their services that they rendered through the date of termination and that they are, therefore, entitled to receive $63,846 in cash and 25,000 shares of our common stock. We were served with the Complaint on December 2, 2005. We intend to vigorously defend ourselves in this action however the outcome is not determinable. As of March 31, 2006, included in accounts payable is $11,724 relating to this claim.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

NOTE 12 - EQUITY INCENTIVE PLAN

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

As of March 31, 2006, we have granted options to purchase a total of 1,340,000 shares of common stock under our 2005 Equity Incentive Plan. The options were granted to our employees and directors at a price equal to the fair market value of the common stock at the date of grant. Options to purchase 265,000 shares of common stock became immediately vested and exercisable on the date of grant. On March 15, 2006 we cancelled 40,000 of the options due to the termination of an employee. The remaining 1,035,000 outstanding options will vest at various times ending in December 2010.

NOTE 13 - STOCK-BASED COMPENSATION

Stock-Based Compensation.  As of January 1, 2006, the Company had not issued any stock options. Effective January 1, 2006 the Company adopted SFAS 123R.   For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a two year vesting period.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $463,518 which reduced income from operations and net income by $463,518.   The impact on basic and diluted net income per share for the three months ended March 31, 2006 was $.02.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Stock Plans.   The Company’s 2005 Equity Incentive Plan is hereafter referred to as the “Plan”.  The Plan provides for the issuance of equity-based awards to employees, including executive officers and consultants.  The Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, and stock appreciation rights.

Options granted under the Plan generally vest 2 within years after grant and expire three years after the vest date.  Options generally become exercisable over a two-year period based on continued employment and generally vest either annually over 2 years, however in a few instances some of the options vested on the date of grant.

Restricted stock awards generally will vest upon meeting certain performance-based milestones or the passage of time, or a combination of both, and continued employment or service through the vesting period. The Company has not yet issued any restricted stock awards. Restricted stock award grants will be generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value will be recognized as an expense over the corresponding service period.

The Plan provides for the issuance of a maximum of approximately 3 million shares of which 1.7 million were still available for issuance as of March 31, 2006.

Stock option activity under the Plan for the three months ended March 31, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	0	$0
Options granted	1,340,000	$4.44
Options exercised	0	$0
Options cancelled/forfeited/expired	(40,000)	$4.44
Outstanding at March 31, 2006	1,300,000	$4.44	4.06	$0

Vested and expected to vest at March 31, 2006(1)	1,300,000	$4.44	4.06	$0

Exercisable at March 31, 2006	265,000	$4.44	2.84	$0

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There is no aggregate intrinsic value in the stock options because the closing stock price of the Company’s common stock on March 31, 2006 is less than the exercise price of the options. As such there are no in-the-money options on March 31, 2006. The grant date fair value of options granted in the three months ended March 31, 2006 was $4.44.

As of March 31, 2006, there was 1.4 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 1.8 years.  The Company intends to issue new shares to satisfy share option exercises.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions on March 31, 2006:

Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	4.36%
Expected volatility (3)	31.485%
Expected life (in years) (4)	3 to 5

(1)	The Company has no history or expectation of paying dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of its common stock. The Company used a weighted average of trailing volatility and market based implied volatility for the computation.

(4)
The expected life of stock options granted under the Plan is based on the length of time from date of grant to the expiration date which consists of between 3 to 5 years based on the vest date of each option grant.  The stock options expire 3 years from the date of vest.

No restricted stock or stock appreciation rights were awarded in the three months ended March 31, 2006.

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS

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

We have adopted the "modified prospective" method.

NOTE 15 - SUBSEQUENT EVENTS

On April 18, 2006, we sold to the Fund the $1,000,000 16% Debenture. The $1,000,000 net proceeds from that sale will be used primarily for additional equipment upgrades to enable us to receive, compress, store and transmit additional content for our ITVN Service and for working capital purposes. In addition to our quarterly interest obligations, we will have to commence making monthly principal payments under the 16% Debenture of $55,555 commencing in November 2007. Our obligations under both the 17% Debenture and the 16% Debenture are secured by a Security Agreement, pursuant to which we granted to the Fund a security interest in all of the company’s personal property assets.

On April 30, 2006, as permitted by the 17% Debenture, we paid one-half of the April 30, 2006 interest payment that had accrued under the 17% Debenture by issuing to the Fund a 17% Debenture (in the face amount of $82,910). We will be required to make monthly principal payments of $4,606 commencing in November 2007 and continuing until the $82,910 Interest Debenture is repaid in full.

In December 2005, we terminated our oral employment agreement with Michael Martinez and entered into an arrangement for Mr. Martinez’ services with M&A Business Consulting, Inc., a company owned by Michael Martinez and his wife.   Mr. Martinez is an employee of M&A Business Consulting, Inc.  Under our agreement with M&A Business Consulting, Inc., we agreed to pay M&A Business Consulting, Inc. $20,000 per month.  Our arrangement was formalized on April 19, 2006 by the execution of a Consulting Agreement between this company and M&A Business Consulting, Inc.  Under the Consulting Agreement, M&A Business Consulting, Inc. has agreed to make Mr. Martinez available to us on a full-time basis as our President, for a fee of $20,000 per month.  The Consulting Agreement can be terminated by either us or by M&A Business Consulting, Inc. at any time for any reason.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," “might,” "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenue, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and other countries commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions.. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to Interactive Television Networks, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiary, ITVN, Inc.

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

We are a leading provider of services and hardware for Internet Protocol Television ("IPTV"). Our subscription-based ITVN service (“ITVN Service”) supplements the television and movie industries by providing consumers with an easy and less expensive way to watch and control television and movies. Our services also offer the television industry a platform for advertisers, content delivery, and audience measurement research. Key elements of our strategy revolve around continued investment in technology, research and development, and innovation; extending and protecting our intellectual property and continuing to promote and leverage the ITVN brand; as well as working to improve profitability, market share, and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.

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

Our significant accounting policies are summarized in Note 2 to ITVN’s audited financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

Valuation of Inventory

We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or net realizable value. As of March 31, 2006, inventory was determined to be valued at net realizable value and accordingly no additional write down was necessary. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows..  Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R.  For the three months ended March 31, 2006, we recorded stock-based compensation expense of $463,518 which reduced increased our net loss by $463,518.  The impact on basic and diluted net loss per share for the three months ended March 31, 2006 was $0.02. . Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123(R). We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. See Note 13—Stock-Based Compensation of the consolidated financial statements for further information

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $5 million convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm and were classified in the consolidated balance sheets as long-term liabilities.

Results of Operations

Comparison of Fiscal Quarter ended March 31, 2006 to Fiscal Quarter ended March 31, 2005.

We formally launched our ITVN products in April 2005. During the quarter ending March 31, 2005, we did not engage in any sales operations, had no revenues from commercial sales and were primarily engaged in developing our products and establishing our business. Accordingly, a comparison of the fiscal quarters ended March 31, 2005 and 2006 does not provide a meaningful comparison of our operations.

Net revenues. Net service and hardware revenues for the fiscal quarters ended March 31, 2006 and March 31, 2005 are listed below.

	Fiscal Quarter Ended March 31, 2006		Fiscal Quarter Ended March 31, 2005
Service revenues	$163,203	49%	$—	–%
Hardware revenues	166,661	51%	6,232	100%
Net revenues	$329,864	100%	$6,232	100%

Service revenues represent revenues received from subscriptions for the use of the ITVN Services. We officially launched our ITVN Services, and formally commenced marketing our products in April 2005. Since we had not launched our ITVN Services in the comparable quarter in 2005, we had no service revenues during the quarter ended March 31, 2005. Service revenues for the fiscal quarter ended March 31, 2006 reflect subscription proceeds from users of our ITVN Service. Consumer demand for the ITVN Service in the 2006 fiscal quarter was driven by the general availability of our products and services, and by the support of an affiliate distribution channel, and increased consumer awareness of ITVN. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows.

Hardware revenues, net of allowance for sales returns, for the fiscal quarter ended March 31, 2006 reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. Hardware revenues during the first fiscal quarter of 2005 represent sales of set-top boxes sold as part of our pre-launch testing program. Sales of set-top boxes in the 2006 fiscal quarter include both sales to individual subscribers and the sale of 1,000 ITVN-enabled set-top boxes to a distributor for resale purposes.

Costs of goods sold. The net cost of our ITVN Service and our ITVN-enabled set-top box revenues for the fiscal quarters ended March 31, 2006 and March 31, 2005 are listed below. Since our ITVN Service was not commercially available during the fiscal quarter ended March 31, 2005, information for that fiscal quarter regarding our costs of operations is not meaningful or representative of our expected operations.

	Fiscal Quarter Ended March 31, 2006		Fiscal Quarter Ended March 31, 2005
Cost of service revenues	$44,224	18%	$255	5%
Cost of hardware revenues	184,666	76%	4,868	95%

Depreciation on capitalized inventory	13,137	6%	—	–%
Costs of goods sold	$242,027	100%	$5,123	100%

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

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top box we distribute and sell including freight costs. The ITVN-enabled set-top boxes that we sell and that are necessary to access our services are manufactured for us by third party contract manufacturers. We sell our set-top box hardware to subscribers primarily as a means to grow our subscriber base and our monthly service revenues and, as a result, we do not intend to generate significant gross margins, if any, from these hardware sales. If we estimate that certain set-top boxes will not be returned by subscribers who cancel their ITVN Service, we include in cost of hardware revenues a reserve for capitalized inventory. We have retained a collections agency to collect the $99.95 the customers agreed to pay if they do not return the ITVN-enabled set-top box. There were no changes to the estimate during the fiscal period ended March 31, 2006 and, therefore, no provision was recorded during the fiscal quarter ended March 31, 2006.

At each balance sheet date, the Company performs a detailed assessment of inventory which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at the lower of cost or net realizable value. In prior periods during 2005, inventory was determined to be valued at greater than net realizable value and, during such periods, we recognized an inventory impairment charge to reflect the decrease of our inventory to its current market value. There were no changes to the estimate thus no adjustments were recorded during the fiscal quarter ended March 31, 2006.

Depreciation on capitalized inventory represents depreciation on ITVN-enabled set-top boxes that we gave to a certain number of subscribers at no cost as a marketing promotion. We capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives.

Operating Expenses. Operating expenses for the fiscal quarters ended March 31, 2006 and March 31, 2005 are listed below.

	Fiscal Quarter Ended March 31, 2006		Fiscal Quarter Ended March 31, 2005
Salaries expense	$434,467	30%	$164,693	26%
Professional fees	278,030	19%	123,203	19%
Sales and marketing	106,254	7%	142,345	22%
Depreciation and amortization	147,772	10%	48,472	8%
General and administrative	496,125	34%	157,810	25%
Operating expenses	$1,462,648	100%	$635,523	100%

Salaries expense for the fiscal quarter ended March 31, 2006 increased approximately $270,000 or 164% compared to the fiscal quarter ended March 31, 2005 due to the larger number of employees retained by the Company in 2006 compared to the number of employees retained during the first fiscal quarter of 2005. As of March 31, 2006, we had 23 full-time employees and four contract employees, compared to 4 full time employees and three contract employees as of March 31, 2005. If our business grows as we plan, we may need to hire additional employees, which will result in larger salary expenses in the future.

Professional fees consist primarily of financial, technical, and marketing consulting fees, as well as accounting, audit and legal fees. For the fiscal quarter ended March 31, 2006 professional fees increased approximately $155,000 or 126% compared to the fiscal quarter ended March 31, 2005. The increase is due to increased legal and accounting fees that we incurred after becoming a public company in June 2005 and to the additional technical and marketing consulting fees that we continue to incur in connection with the increasing subscriber base and increasing amount of programming that we are making available to our customers. We expect that our professional expenses will be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002.

Sales and marketing expenses. Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, public relations activities, special promotions, trade shows, and the production of marketing related items. During the fiscal quarter ended March 31, 2005, we participated in a major trade show to publicly introduce our products and services prior to our official launch in April 2005. As a result of the significant cost of the 2005 trade show, sales and marketing expenses for the fiscal quater ended March 31, 2005 exceeded the sales and marketing expenses for the 2006 fiscal quarter by approximately $36,000 or 25%.

Depreciation and amortization. Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the fiscal quarter ended March 31, 2006 increased approximately $99,000 or 205% compared to the fiscal quarter ended March 31, 2005 due primarily to the acquisition of additional hardware and software to support the Company’s business.

General and administrative expenses. General and administrative expenses consist primarily of travel, internet connection, insurance and facility costs as well as individual equipment and software purchases below our threshold to capitalize. General and administrative expenses for the fiscal quarter ended March 31, 2006 increased approximately $338,000 or 214% compared to the fiscal quarter ended March 31, 2005, due primarily to the purchase of miscellaneous computer equipment and software to support the ITVN-Service, providing health insurance to employees beginning January 1, 2006, increases in travel, entertainment, rent and utilities expenses and increases in internet connection fees related to the addition of satellites as a means to receive new content and real-time content.

In addition to our operating loss of approximately $1,375,000, during the fiscal quarter ended March 31, 2005 we incurred other income and expenses that increased our net loss by approximately $621,000.  The major components of the other income and expenses are (i) interest expense of $437,000, representing interest that we accrued on the 17% Debenture and on the loans extended to us by related parties in addition to the approximate $174,000 amortization of the debt discount from our convertible debt derivatives, and (ii) stock based compensation expense of $464,000, representing the expenses we are required to recognize in connection with the grant of stock options to our employees during the first quarter of fiscal 2006.  These expenses were partially offset by income of $276,000 that we recognized as a result of marking-to-market the value of convertible debt derivatives.  The other comprehensive earnings of $99,000 relates to the unrealized gain on marketable securities.  During the comparable fiscal quarter in 2005, we did not issue any options and did not have any outstanding debentures.  Accordingly, the only comparable expense during the 2005 fiscal quarter was interest and fees that we accrued on a note payable and letter of credit.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of both our common stock and Series A Convertible Preferred Stock, the issuance of a $4,000,000 debenture in 2005, the issuance of the $1,000,000 debenture in April 2006, loans extended to us by third party institutions and by certain of our founders, and by a $2,400,000 letter of credit facility that was extended to us by Manufacturers Bank and repaid in October of 2005. Our cash proceeds from operations are subject, in part, to the amount and timing of cash received from customers for hardware purchases and cash received from monthly subscriptions.

Our near-term goal is to generate revenues from (i) the sale of our ITVN set-top boxes and (ii) the on-going monthly subscription fees paid by the subscribers for our ITVN Service. Since our ITVN Service was launched in April 2005, we have not yet sold enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from these sources of revenues. Since our ITVN Service can only be used by subscribers through our proprietary set-top box, we need to distribute our ITVN-enabled set-top boxes to subscribers in order to increase our subscriber base. Accordingly, we have had to manufacture and purchase the set-top boxes before being able to generate any revenue from the sale of the set-top boxes or from monthly subscription fees. To date, we have purchased approximately 25,000 set-top boxes. In order to obtain the capital to manufacture and purchase the set-top boxes, in March 2005 we entered into a loan and security agreement with Manufacturers Bank whereby Manufacturers Bank agreed to issue us letters of credit in the aggregate amount of $2,400,000 to be used to purchase ITVN set-top boxes. In addition, on October 3, 2005, we also obtained a $1,600,000 short-term working capital loan from Mercator Momentum Fund III, LP. On October 25, 2005, we sold to Pentagon Bernini Fund, Ltd. (the “Fund”) a three-year, $4,000,000 17% Secured Convertible Debenture (the “17% Debenture”). We used $2,400,000 of the 17% Debenture offering proceeds to repay, in full, the entire $2,400,000 outstanding balance of the Manufacturers Bank letter of credit facility, and $1,600,000, to repay the entire Mercator Momentum Fund III, LP working capital loan. We are obligated to pay interest on the 17% Debenture on a quarterly basis on the last day of each January, April, July, and October. Interest on the 17% Debenture is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% Debenture. As permitted by the 17% Debenture, we have paid one-half of the January 31, 2006 and April 30, 2006 interest payments that had accrued under the 17% Debenture by issuing to the Fund two 17% Debentures (in the face amounts of $92,220 and $82,910, respectively). We will be required to make monthly principal payments of $222,222 under the 17% Debenture commencing in May 2007 and continuing until the 17% Debenture is repaid in full. We will also be required to make monthly principal payments of $5,123 commencing in August 2007 and continuing until the $92,220 Debenture is repaid in full and we will also be required to make monthly principal payments of $4,606 commencing in November 2007 and continuing until the $82,910 Debenture is repaid in full.

On April 18, 2006, we sold to the Fund the $1,000,000 16% Secured Convertible Debenture (the “16% Debenture”). The $1,000,000 net proceeds from that sale is being used primarily for additional equipment upgrades to enable us to receive, compress, store and transmit additional content for our ITVN Service and for working capital purposes. In addition to our quarterly interest obligations, we will have to commence making monthly principal payments under the 16% Debenture of $55,555 commencing in November 2007. Our obligations under both the 17% Debenture and the 16% Debenture are secured by a Security Agreement, pursuant to which we granted to the Fund a security interest in all of the company’s personal property assets.

As a result of the foregoing financings, in addition to the ITVN Service revenues we anticipate receiving and the proceeds from the sale of additional ITVN set-top boxes, the funds we currently have on hand are expected to be sufficient to fund all of our anticipated working capital needs until approximately July 2006. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of July 2006, we expect to have to obtain additional funds by mid-year from either loans from affiliates or third parties, or from sales of our securities. We do not have any written commitments from any affiliates or any third parties for additional loans. In addition, our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

The following table summarizes our cash flow activities during the fiscal quarter ended March 31, 2006 and 2005:

	Fiscal Quarter Ended March 31, 2006	Fiscal Quarter Ended March 31, 2005
Net cash used in operating activities	$1,114,725	$660,891
Net cash used in investing activities	$294,817	$301,682
Net cash provided by (used in) financing activities	$(100,000)	$500,000

Net cash used in operating activities for the fiscal quarters ended March 31, 2006 and March 31, 2005 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. Our financial statement net loss for the fiscal quarter ended March 31, 2006 exceeded our net cash used in operating activities due in large part to non-cash charges resulting from (i) the $185,000 debt discount and embedded derivates we recognized in connection with the issuance of our $4,000,000 17% Debentures, (ii) $161,000 of depreciation and amortization, and (iii) $464,000 on non-cash expenses for stock based compensation. During the fiscal quarter ended March 31, 2006, the effect of the non-cash charges was partially offset by the sale of ITVN enabled set-top boxes and payments received from retailers on account. Net cash used in investing activities for the quarter ended March 31, 2006 consisted primarily of approximately $310,000 of fixed assets, principally computer equipment, which we purchased to support an increase in our business and operations. Net cash used in financing activities for the quarter ended March 31, 2006 represented the payment on a related party note of $100,000.

The following is a summary of our contractual cash obligations as of April 30, 2006:

Contractual Obligations	Total	2006	2007	2008	2009 and Thereafter
Related party notes payable	$1,056,593	$1,056,593	$–	$–	$–
17% Debentures	$4,092,220	$–	$1,803,393	$2,283,704	$5,123
16% Debenture issued 4-18-06	$1,000,000	$–	$111,110	$666,660	$222,230
17% Debenture issued 4-30-06	$82,910	$–	$9,212	$55,272	$18,426

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at March 31, 2006.

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

Although Radium has been in existence since April 2002, and our ITVN operating subsidiary has been in existence since December 2003, we should be evaluated as a new start-up company, subject to all of the risks and uncertainties normally associated with a new start-up company. Radium's previous operations were not successful and did not generate any meaningful amount of revenues. Accordingly, we have ceased those operations and are concentrating all of our efforts on developing the video delivery operations currently conducted by ITVN, our subsidiary. However, ITVN itself is a start-up company that did not commercially launch its IPTV services until April 2005 and, therefore, has only recently commenced generating revenues. As a start-up company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly sales and subscription revenues will be able to pay all of our projected operating expenses until we have sold approximately 25,000 set-top boxes to monthly paying customers. As of March 31, 2006 we had only sold approximately 3,600 set-top boxes to customers, and approximately 7,300 to distributors. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

We have limited working capital and will need to raise additional capital in the future.

As of March 31, 2006, we had stockholders' deficit of $3,293,450. Since its inception, ITVN has had a net loss from operations of $6,290,568. We currently have a limited amount of cash available that is not sufficient to fund our anticipated future operating needs beyond the second quarter of 2006. While some of our officers/principal stockholders have, from time to time, made short-term loans to us to fund our working capital needs, none of these officers/stockholders has committed to make any additional loans, and no assurance can be given that we will receive additional loans if and when needed. Our capital needs in the future will depend upon factors such as market acceptance of our ITVN Service and any other new products and services we launch, the success of our core business, the amount of sales and subscription revenues that our operations generate, and the amount of our operating costs, including marketing and sales costs. None of these factors can be predicted with certainty. To have sufficient ITVN set-top boxes for the roll-out of our ITVN Service, we have to date purchased from our off-shore manufacturer a total of 25,000 set-top boxes. However, for our business to become profitable and to develop beyond the initial roll-out phase, we will have to purchase additional set-top boxes. Accordingly, to fund our future operations, including the purchase of additional ITVN set-top boxes, we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition. In the event that we do not obtain all of the funds required to operate our business as planned, we will have to reduce our operations to a level that can be supported by our limited cash flow, abandon certain business plans, or even terminate our operations altogether.

Our auditors have issued a going concern opinion, which may make it more difficult for us to raise capital

Our auditors have included a going concern opinion on our financial statements because we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

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

The currently outstanding debentures are secured by a lien on all of this company’s personal property. Accordingly, a default under the debentures could result in the foreclosure of all of our assets and the termination of our business.

On October 25, 2005 we issued a $4,000,000 17% Secured Convertible Debenture (the “17% Debenture”). In April 2006, we issued to Pentagon Bernini Fund, Ltd., the holder of the 17% Debenture, the new 16% Debenture. Both of the foregoing debentures are secured by a first priority security interest on all of our assets. Accordingly, if we are unable to make any of the required payments under either of the debenture or if we are otherwise unable to repay the debentures when repayment of the debentures are due, Pentagon Bernini Fund, Ltd. will have the right to foreclose on all of our assets, which would prevent us from continuing our operations. Although we have the right to pay up to 50% of each interest payment under both the 17% Debenture and the 16% Debenture by issuing additional similar debentures to Pentagon Bernini Fund, Ltd., failure to pay the cash portion of these interest payments will result in a default. In addition, we will have to commence making principal payments of $222,222 per month on the 17% Debenture as early as May 2007, and principal payments of $55,555 on the 16% Debenture in November 2007 (unless the debentures have been converted into our common stock before such dates). Failure to make any payment as required under the debentures could result in the acceleration of the debentures and the foreclosure of our assets. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the debentures.

Many very large and well-funded companies have announced that they are entering into various aspects of the IPTV market that we serve. These companies will be able to offer products and technologies that will directly compete with our products and technology.

Although IPTV is still a relatively new and developing technology, numerous world class companies have announced their intention to enter into various aspects of delivering television over the internet using IPTV technology (the technology that we use in delivering our ITVN Services). These companies include U.S and European telecommunications companies (such as Verizon, AT&T, Bellsouth, France Telecom, Deutsche Telekom), set-top box manufacturers (such as Linksys-KiSS, a division of Cisco Systems, Motorola, Scientific-Atlanta, Tatung Co. and Thomson), and software companies (such as Microsoft). There currently are a number of companies worldwide that have already deployed IPTV services, although most of those companies, like our company, still only have a relatively small number of subscribers. As a result, we expect that competition for subscribers and competition among IPTV delivery services will dramatically increase in the very near future. As a small, development stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because we are already offering an operational service and because we offer a large library of programming, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this new and evolving marketplace.

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

Because we deliver adult programming as part of our ITVN Service, we may be subject to obscenity or other legal claims by third parties. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our ITVN Service and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, we may not have insurance that adequately protects us against all of these types of claims.

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

Because we currently have outstanding convertible notes and warrants with embedded derivatives, we will have to record non-operating, non-cash expenses or income based on fluctuations in our stock price, which accounting adjustments could distort our balance sheet, income statement and stockholders’ equity (deficit).

Because we have outstanding securities that have embedded derivatives related to them, we will have to record either income or loss in our financial statements on each date that we issue our financial statements depending on the trading price of our stock on the balance sheet date, the trading volatility of our stock and other factors. The accounting treatment of derivative financial instruments requires that we record the 16% Debenture and the 17% Debenture and related warrants at their fair values as of each balance sheet date. Therefore, when we issue either our quarterly or annual financial statements, any change in fair value of the derivatives is recorded as non-operating, non-cash income or expense at each reporting date and the amount of liabilities reflected on our balance sheet related to the embedded derivate is either increased or decreased. For example, if the trading price of our common stock is higher on a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge on our financial statements. Accordingly, if the price of our stock price is higher, we will have to reduce our financial statement income (or increase the amount of our net loss) as a result of the required accounting adjustment. Conversely, if the price of our common stock is lower at a subsequent balance sheet date, we will be required to record non-operating, non-cash income, which will increase our net income (or reduce our net loss). Depending on the size of the stock price fluctuations, these accounting adjustments may be significant if the price of our common stock fluctuates significantly. The financial statement adjustments related to our outstanding derivates could negatively impact an investor’s understanding of our financial results and condition.

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

Our Articles of Incorporation contain certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 1,666,667 additional shares of preferred stock with rights and preferences determined by our Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 75,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the currently issued common stock. We are also authorized to issue up to 5,000,000 shares of preferred stock, of which 3,333,333 have been designated as the Series A Preferred. The Board of Directors has the authority to establish the rights and preferences of the remaining 1,666,667 shares of preferred stock, which designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

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

As of March 31, 2006, our directors, executive officers and one of our key employees beneficially owned approximately 53% of our outstanding voting capital stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial sales of common stock could cause our stock price to fall.

As of March 31, 2006, we had outstanding 24,881,767 shares of common stock (including 1,382,140 shares issued to XTV Investments LLC that we hold in escrow and that, therefore, cannot currently be transferred). As a result of the registration of 8,336,446 shares on February 8, 2006, and the registration of an additional 4,727,733 shares of common stock on May 5, 2005, these registered shares may now be freely sold on the market. During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Because there were only 1,882,450 shares that could have been traded on the OTC Bulletin Board prior to the registration of the foregoing 13,064,179 shares on February 8, 2006 and May 5, 2006, the sudden release of these additional freely trading shares onto the market, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition to the shares that have already been registered for re-sale, an additional 18,748,874 shares of restricted stock will become eligible for public resale under Rule 144 commencing in June 2006. Although Rule 144 restricts the number of shares that any one holder can sell during any three-month period under Rule 144, because more than one stockholder holds these restricted shares, a significant number of shares could legally be sold commencing in June 2006. No prediction can be made as to the effect, if any, that availability for sale (or the sales) of the shares that were registered in February 2006 and May 2006, or the shares that are subject to Rule 144 sales commencing in June 2006, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

The market price of our stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•	announcements by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	announcements of new products or new contracts by us or our competitors;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates;

•	conditions and trends in the internet, entertainment or other industries;

•	general economic, political and market conditions and other factors; and

•	the occurrence of any of the risks described in this Quarterly Report.

ITEM 3. CONTROLS AND PROCEDURES

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

INTERACTIVE TELEVISION NETWORKS, INC.

Date: May 11, 2006	By:	/s/ CHARLES PRAST
Charles Prast,
Chief Executive Officer and Director

Date: May 11, 2006	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer and Director