Form 10QSB
period 2006-06-30
Interactive Television Networks
filed 2006-08-14
CIK 1174893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 14, 2006, there were 24,891,767 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

INTERACTIVE TELEVISION NETWORKS, INC.
For the quarter ended June 30, 2006
FORM 10-QSB

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):	1

Consolidated Balance Sheet at June 30, 2006	1

Consolidated Statements of Operations for the three and six months
ended June 30, 2006 and 2005	2

Consolidated Statements of Cash Flows for the six months
ended June 30, 2006 and 2005	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	19

Item 3. Controls and Procedures	36

PART II. OTHER INFORMATION	36

Item 6. Exhibits	36

SIGNATURES	37

PART I

ITEM 1. Consolidated Financial Statements (unaudited):

Interactive Television Networks, Inc.
Consolidated Balance Sheet
June 30, 2006
(unaudited)

Assets

Current assets:
Cash	$1,411,985
Investments in marketable securities	872,249
Accounts receivable, net	50,000
Inventory	1,382,372
Prepaids & other	203,128
Total current assets	3,919,734

Capitalized inventory, net	59,841
Fixed assets, net	1,346,292
Intangible assets, net	1,296
Deposits	86,395

Total Assets	$5,413,558

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$547,657
Accounts payable and accrued liabilities - related parties	127,632
Notes payable - related parties	956,593
Current portion of convertible notes payable, net (face value $1,444,444)	89,374
Current portion of derivative financial instruments	1,783,740
Total current liabilities	3,504,996

Convertible notes payable, net (face value $6,230,686)	725,475
Derivative financial instruments	19,602,944
Warrant liability	848,881

Total Liabilities	24,682,296

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333 shares
of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized,
24,881,767 issued and outstanding	24,882
Additional paid-in capital	16,527,999
Other comprehensive earnings	(401,471)
Accumulated deficit	(35,423,481)
Total Stockholders' Deficit	(19,268,738)

Total Liabilities and Stockholders' Deficit	$5,413,558

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Revenues
Service revenues	$157,210	$33,345	$320,413	$33,345
Hardware revenues	21,385	35,819	188,046	42,051
Total revenues	178,595	69,164	508,459	75,396

Costs of goods sold
Cost of service revenues	52,161	13,579	96,384	14,896
Cost of hardware revenues	31,784	41,303	216,450	46,171
Depreciation on capitalized inventory	12,911	8,673	26,049	8,673
Total costs of goods sold	96,856	63,555	338,883	69,740

Gross profit	81,739	5,609	169,576	5,656

Expenses:
Salaries	463,123	201,135	897,589	366,007
Professional fees	365,620	351,371	643,651	474,574
Sales and marketing	36,619	65,495	142,874	207,840
Depreciation and amortization	181,909	82,968	329,681	131,440
Stock based compensation	214,926	-	678,444	-
General and administrative	451,943	167,350	948,068	323,917
Total expenses	1,714,140	868,319	3,640,307	1,503,778

Loss from operations	(1,632,401)	(862,710)	(3,470,731)	(1,498,122)

Interest income	1,441	-	5,018	-
Interest expense	(237,471)	(83,259)	(427,119)	(89,241)
Interest expense - derivative instruments	(12,515,181)	-	(12,515,180)	-
Amortization of debt discount	(591,245)	-	(591,245)	-
Change in fair value of derivative instruments	(419,084)	-	(142,629)	-

Net loss	(15,146,407)	(945,969)	(17,141,887)	(1,587,363)

Other comprehensive earnings
Unrealized loss on marketable securities	(500,735)	-	(401,471)	-
Comprehensive loss	$(15,647,142)	$(945,969)	$(17,543,358)	$(1,587,363)

Weighted average number of common shares outstanding - basic and fully diluted	24,881,767	22,937,702	24,881,767	22,529,892

Net loss per common share - basic and fully diluted	$(0.61)	$(0.04)	$(0.69)	$(0.07)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the six months
	ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,141,887)	$(1,587,363)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation and amortization	355,730	140,113
Loss on disposal of fixed assets	357	-
Stock based compensation expense	678,444	-
Amortization of debt discount	591,245	-
Interest expense - derivative instruments	12,515,181	-
Change in fair value of derivative instruments	142,629	-
Common stock exchanged for services	-	88,177
Changes in assets and liabilities
Accounts receivable	100,000	-
Inventory	113,677	(2,751,258)
Prepaid inventory	-	630,000
Shareholder advances	-	210,713
Prepaids & other	(149,555)	(33,945)
Deposits	(31,228)	(9,469)
Accounts payable and accrued liabilities	384,506	146,169
Accounts payable and accrued liabilities to related parties	(156,868)	4,063
NET CASH USED IN OPERATING ACTIVITIES	(2,597,769)	(3,162,800)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(930,425)	(477,526)
Proceeds from disposal of fixed assets	15,086	-
Purchase of intangible assets	-	(3,888)
NET CASH USED IN INVESTING ACTIVITIES	(915,339)	(481,414)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) on related party notes	(100,000)	1,056,593
Proceeds from issuance of convertible notes payable	3,500,000
Borrowing under line of credit	-	2,136,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,400,000	3,192,593
Net cash decrease for period	(113,108)	(451,621)
Cash at beginning of period	1,525,093	510,369
Cash at end of period	$1,411,985	$58,748

Supplemental disclosures of cash flow information:
Interest paid	$178,946	$64,899.00
Income taxes paid	$-	$-

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$15,201	$186,227
Issuance of convertible debt in lieu of interest payment	$175,130	$-
Unrealized gain (loss) on marketable securities, net	$(401,471)	$-
Issuance of common stock warrants	$543,072	$-

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 - NATURE OF OPERATIONS

Interactive Television Networks, Inc., a Nevada corporation formerly known as Radium Ventures, Inc., owns 100% of the issued and outstanding capital stock of ITVN, Inc., a Nevada corporation formerly known as XTV, Inc. and as Interactive Television Networks, Inc. ("ITVN"), a company that we acquired on June 3, 2005 in a merger (hereafter referred to as the “Merger”). All of this company's operations are currently conducted through ITVN. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to June 3, 2005 refer solely to ITVN, while references to “we,” “our,” or the "Company" after June 3, 2005 refer to both Interactive Television Networks, Inc. and its subsidiaries; ITVN and ITVN Europe S.A. All references to "Radium" refer to Radium Ventures, Inc. on a stand-alone basis prior to June 3, 2005.

ITVN creates and provides a service (the "ITVN Service") enabling subscribers to receive television content via the Internet and view the content on their television.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2006 and the results of operations for the three and six-month periods ended June 30, 2006 and 2005 and consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2005, including the notes thereto, included in the Company’s 2005 Annual Report on Form 10-KSB. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN BASIS

For the three and six months ended June 30, 2006, the Company incurred net losses totaling $15,146,407 and $17,141,887, respectively, had net cash used in operating activities for the six months ended June 30, 2006 and 2005 totaling $2,597,769 and $3,162,800, respectively; and had an accumulated deficit of $35,423,481 as of June 30, 2006. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to obtain additional financing and the ability to ultimately attain profitability.

Management plans to continue to raise capital during 2006 and will review all available fund raising alternatives. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. While the Company has been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available to the Company and/or that demand for the Company’s equity and debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30, 2006 there were accounts payable to related parties totaling $42,949. Such liabilities consist of expenditures made on behalf of the Company for travel, lodging, supplies and various other general expenses, as well as, salaries and/or consulting fees owed to the related parties. Portions of these liabilities were repaid subsequent to June 30, 2006.

The Company has a content agreement with an entity partially owned by one of the founders of ITVN. Such entity is one of numerous companies that provide content to the Company to be distributed to the Company's customers. The related party earned $14,060 and $2,792 during the three month periods ended June 30, 2006 and 2005, respectively and $28,956 and $2,875 for the six month periods ended June 30, 2006 and 2005, respectively for content fees which are included in cost of goods sold. As of June 30, 2006, $4,564 had not been paid. The outstanding fees were paid in full subsequent to June 30, 2006.

The two founders of ITVN have loaned the Company a total of $1,056,593, of which $100,000 was repaid to one of the founders during the six months ended June 30, 2006 leaving a remaining balance of $956,593. The notes evidencing these loans bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. As of June 30, 2006, $80,119 of interest had been accrued and no interest has been paid.

NOTE 4 - CAPITALIZED INVENTORY, NET

The Company offers various marketing promotions whereby, without charge, ITVN-enabled set-top boxes are given to various customers that sign up for the ITVN Service. The Company capitalizes the cost of the ITVN-enabled set-top boxes that are shipped to customers during these promotions. In the event that these customers cancel their service at any time, they are required to return the ITVN-enabled set-top box to the Company. The Company routinely estimates the amount of capitalized inventory that may not be returned by customers that have canceled their service. As of June 30, 2006 approximately $100,000 had been reserved for such unreturned set-top boxes. We have retained a collections agency to collect the $99.95 the customers agreed to pay if they do not return the ITVN-enabled set-top box. Depreciation relating to these boxes is calculated over their estimated useful lives of two years. Accumulated depreciation at June 30, 2006 totaled $50,416.

NOTE 5 - FIXED ASSETS, NET

Fixed assets, net at June 30, 2006 consist of the following:

Computer and office equipment	$1,412,505
Capitalized software	542,152
Hotel set-top boxes	10,300
Furniture and fixtures	55,470

Total fixed assets	2,020,427
Less: accumulated depreciation	(674,135)

Fixed assets, net	$1,346,292

Depreciation of fixed assets for the three months ended June 30, 2006 and 2005 was $179,756  and $77,481, respectively and for the six months ended June 30, 2006 and 2005 it was $322,042 and $120,792, respectively

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Fund Debentures

On October 24, 2005, the Company entered into a series of agreements, each of which is dated as of October 20, 2005, pursuant to which the Company sold to a fund (the “Fund”) (i) a three-year 17% Secured Convertible Debenture (the "17% Debenture") having an initial principal balance of $4,000,000, and (ii) five-year warrants (the "17% Warrants") to acquire 1,000,000 shares of the Company’s common stock (the "17% Warrant Shares") at an exercise price of $3.00 per share. The foregoing sale of securities was completed on October 25, 2005. The aggregate purchase price of the securities sold in the private placement was $4,000,000.

On April 18, 2006, the Company sold to the Fund (i) a three-year 16% Secured Convertible Debenture (the "16% Debenture") having an initial principal balance of $1,000,000, and (ii) five-year warrants (the "16% Warrants") to acquire 264,700 shares of the Company’s common stock (the "16% Warrant Shares") at an exercise price of $3.00 per share (the warrant issued in April 2006 initially is only exercisable for 264,700 shares; however, in the event the Company does not pre-pay the 16% Debenture in full by July 31, 2006, that warrant will thereafter be exercisable for 529,400 shares). The foregoing sale of securities was completed on April 18, 2006. The aggregate purchase price of the securities sold in the private placement was $1,000,000.

The 17% Debenture and the 16% Debenture accrue interest at a rate of 17% and 16% per annum, respectively, until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable quarterly in arrears on the last day of each January, April, July, and October (each such date, an "Interest Payment Date"), commencing on January 31, 2006 for the 17% Debenture and July 31, 2006 for the 16% Debenture. Interest is payable in cash, except that the Company may, in its sole discretion, pay up to 50% of the amount of interest payable on any Interest Payment Date by issuing additional debentures (“Interest Debentures”) in accordance with the same terms as the 17 % Debenture or 16% Debenture. As permitted by the 17% Debenture, we have paid one-half of the January 31, 2006 and April 30, 2006 interest payments that had accrued under the 17% Debenture by issuing two additional 17% Secured Convertible Debentures (in the face amounts of $92,220 and $82,910, respectively). The 17% Debenture and 16% Debenture, along with the Interest Debentures are known collectively as the “Fund Debentures”.

The Company’s obligations under the Fund Debentures are secured by a Security Agreement, pursuant to which the Company granted a security interest in all of the Company’s personal property assets. In addition, the Company's obligations under the Fund Debentures are also secured by the pledge of 4,000,000 shares of the Company’s common stock by various shareholders of the Company.

The Fund Debentures are convertible into shares of the Company’s common stock (the “Debenture Shares”) at any time at an initial conversion price of $2.00 per share. The initial conversion price may be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock in a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Additionally, in the event the Company fails to comply with its registration requirements (see below), we are required to pay a cash penalty. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock". The Fund Debentures may not be converted, if and to the extent such issuance of conversion shares would result in the Fund, together with any affiliate thereof, beneficially owning in excess of 9.99% of the then-issued and outstanding shares of Common Stock, including shares issuable upon conversion of the Debentures.

The Company has the right to prepay the Fund Debentures without penalty, in whole or in part, at any time and from time to time upon not less than fifteen days prior written notice. In the event that the Company issues any additional debt or equity securities, at the election of the Fund, we may be required to first use 50% of such amounts to repay some or all of the 17% Debentures and then use 100% of the remaining net proceeds of such debt or equity securities to repay the 16% Debentures.

In connection with the sale and issuance of the 17% Debenture and 17% Warrants, the Company entered into a registration rights agreement (dated October 20, 2005, hereafter referred to as the “17% RRA”) pursuant to which the Company agreed to prepare and file, no later than the 60th day immediately following the date of the 17% RRA, a registration statement with the SEC covering the resale of the Debenture Shares related to the 17% Debenture and the 17% Warrant Shares. In February 2006, the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares and the Warrant Shares thereby satisfying the 60-day filing requirement for the 17% Debenture. The registration statement has since been declared effective by the SEC. The Company shall be subject to the payment of specified liquidated damages to the Fund as set forth in the Registration Rights Agreements if it is unable to maintain the effectiveness of the registration statement in the manner, and to the extent, specified in the 17% RRA. In the event the effectiveness of the registration statement is not maintained in the manner required, the Company shall pay liquidated damages to the Fund equal to $1,000 for each day during which the event of default is not cured and the conversion price shall be reduced to $1.50 per share. A registration rights agreement was not entered into in connection with the sale and issuance of the 16% Debenture, however, on April 25, 2006 the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares related to the 16% Debenture and 16% Warrant Shares and that registration statement has since been declared effective by the SEC. The 17% Warrants were valued by an independent financial valuation advisory firm at an initial value of $2,207,982. Because of the potential penalties we may have to pay, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

Because the 17% Debenture and the 16% Debenture are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes are subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm. See Note 8.

The proceeds received from the Debentures were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Debentures. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Debentures. As such, the Debenture were recorded at zero, a significant discount from its face amount. In addition, Interest expense-derivative instruments was charged in the amount of $1,031,150 and $1,150,367 for the 17% Debenture and the 16% Debenture, respectively, representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of each debenture. The fair value of the Interest Debentures was greater that the amount of the related embedded derivative instrument. As such, the Interest Debentures were recorded at $38,408, net of the related embedded derivatives. The discounts on the 17% Debenture, the 16% Debenture and the Interest Debentures, are being amortized using an effective interest method over the term of the notes.

Variable Rate Debentures

On June 20, 2006, we completed a private placement of certain of our securities to four institutional funds (collectively, the “Selling Securityholders.”). The securities that the Selling Securityholders purchased for an aggregate purchase price of $2,500,000 consisted of the following: (i) Variable Rate Secured Convertible Debentures, due June 20, 2008, having a principal balance of $2,500,000 (the “Variable Rate Debentures”), (ii)  five-year Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase 1,250,000 shares of our common stock, and (iii) nine-month Series B Common Stock Purchase Warrants (“Series B Warrants”) to purchase (x) 1,250,000 shares of common stock and (y) additional Series A Warrants for the purchase of an additional 1,250,000 shares.  The Variable Rate Debentures are convertible at a conversion price of $2.00, the Series A Warrants are exercisable at a price of $3.00 per share, and the Series B Warrants are exercisable at a price of $2.00.

The Variable Rate Debentures accrue interest on the aggregate unconverted and then outstanding principal amount at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest for the three months ended June 30, 2006 was calculated using the 15% rate. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on October 1, 2006. Interest shall be payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date.

Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Debentures have been repaid in full, we will be obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days.

The Variable Rate Debentures are convertible into shares of our common stock at any time at an initial conversion price of $2.00 per share. While the Debentures are outstanding, the initial conversion price is subject to (i) reduction to the lowest price at which we issue additional shares of common stock (other than certain exempt issuances, such as grants of employee stock options or securities issued in acquisitions or strategic transactions), or securities convertible into or exercisable for additional shares of common stock, and (ii) adjustment for future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting common stock holders.

The Variable Rate Debentures mature on June 20, 2008. However, commencing on December 20, 2006, if certain conditions are met, we have the right to redeem the Variable Rate Debentures for cash at a premium. The amount of the premium depends on the date on which we elect to redeem the Debentures. If we elect to redeem the Debentures prior to June 20, 2007, we will have to pay 115% of the principal amount of the Debenture then outstanding or, if the redemption occurs on or after June 20, 2007, we will have to pay 110% of the principal amount of the Debentures then outstanding.

If an event of default occurs under the Variable Rate Debentures, the holders of the Variable Rate Debentures have the right to demand the redemption of the Variable Rate Debentures, which redemption is payable in cash. If we are required to make cash redemptions, the redemption price will be equal to the greater of (a) 125% of the outstanding principal amount of the Variable Rate Debentures or (b) the outstanding principal amount of the Variable Rate Debentures, plus all accrued and unpaid interest thereon, divided by the conversion price and multiplied by the VWAP. In cases where the holders of the Variable Rate Debentures have the right to accelerate their redemption, the interest rate increases to the lesser of 18% per annum or the maximum rate permitted by law.

The Variable Rate Debentures are secured by a lien on substantially all of our assets.

In connection with the sale and issuance of the Variable Rate Debentures and Warrants, the Company and the Selling Securityholders entered into a registration rights agreement (the “VRD RRA”), dated June 20, 2006 pursuant to which the Company agreed to prepare and file, no later than the 30th day immediately following the date of the VRD RRA, a “Shelf” Registration Statement covering the resale of 150% of the Registrable Securities on such Filing Date for an offering to be made on a continuous basis pursuant to Rule 415 (the “VRD Shares”). On July 20, 2006 the Company filed with the SEC a Form SB-2 covering the resale of the VRD Shares thereby satisfying the 30-day filing requirement. The registration statement has since been declared effective by the SEC. The Company shall be subject to the payment of specified liquidated damages to the Selling Securityholders as set forth in the VRD RRA if it is unable to maintain the effectiveness of the registration statements in the manner, and to the extent, specified in the VRD RRA.

The Series A Warrants and the Series B Warrants issued to the Selling Securityholders were valued by an independent financial valuation advisory firm at an initial value of $3,622,755 and $6,523,825, respectively. Because of the potential penalties we may have to pay the Selling Securityholders, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair values are charged or credited to income in the period of change.

Because the Variable Rate Debentures are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes are subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay the Selling Securityholders should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm. See Note 8.

The proceeds received from the Variable Rate Debentures were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Variable Rate Debentures. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Variable Rate Debentures. As such, the Variable Rate Debentures were recorded at zero, a significant discount from its face amount. In addition, Interest expense-derivative instruments was charged in the amount of $11,364,814 representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of the Variable Rate Debentures.

At June 30, 2006, the following long-term and current portions were outstanding under the Convertible Notes Payable. See Note 8 for information on the derivative instrument liabilities related to the warrants and the bifurcated embedded derivative instruments.

	Long-term Portion	Current Portion
17% secured convertible debenture, with monthly principal repayments of $222,222 starting May 1, 2007	$3,555,556	$444,444
Less: unamortized discount	(2,938,099)	(367,262)
Balance	$617,457	$77,182

17% Interest Debenture dated January 31, 2006, with monthly principal repayments of $5,123 starting August 1, 2007	$92,220
Less: unamortized discount	(68,435)
Balance	$23,785

17% Interest Debenture dated April 30, 2006, with monthly principal repayments of $4,606 starting November 1, 2007	$82,910
Less: unamortized discount	(61,994)
Balance	$20,916

16% secured convertible debenture, with monthly principal repayments of $55,555 starting November 1, 2007	$1,000,000
Less: unamortized discount	(954,972)
Balance	$45,028

Variable Rate Debentures, with monthly principal repayments of $125,000 starting November 1, 2006	$1,500,000	$1,000,000
Less: unamortized discount	(1,481,711)	(987,808)
Balance	$18,289	$12,192

NOTE 7 - CONVERTIBLE PREFERRED STOCK

On December 21, 2005, we completed the sale of (i) an aggregate of 3,333,333 shares of our Series A Convertible Preferred Stock, which Series A Convertible Preferred Stock is convertible into shares of our common stock, and (ii) warrants to acquire up to a total of 265,000 shares of our common stock.

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

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, the investors received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. The warrants issued were valued using the Black-Scholes option pricing model, at June 30, 2006 at $305,810. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at June 30, 2006 of $4.00 per share; a risk-free rate of return of 4.965%; dividend yield of zero percent; and a volatility of 35%. These warrants remain outstanding at June30, 2006.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 6 related to embedded derivative instruments that have been bifurcated from our convertible notes payable.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at June 30, 2006), we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instruments. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 75%. The risk-free rates of return used ranged from 4.33% to 5.10%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows:

Issue Date	Expiry Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - June 30, 2006
10-20-2005	10-20- 2010	1,000,000 warrants	$3.00	$2,207,982	$2,676,923
		issued to the Fund

10-20-2005	10-01- 2008	$4,000,000 convertible	$2.00	$2,823,168	2,764,912
		note payable

1-31-2006	1-30-2009	$92,220 interest	$2.00	$73,086	69,726
		debenture

4-30-2006	4-29-2009	$82,910 interest	$2.00	$63,636	62,600
		debenture

4-18-2006	4-18 2011	264,700 warrants	$3.00	$810,089	733,045
		issued to the Fund

4-18 2006	4-17 2009	$1,000,000 convertible	$2.00	$1,340,278	1,269,058
		note payable

6-20-2006	6-20- 2011	Series A warrants	$3.00	$3,622,755	3,615,444
		issued to the Selling
		Securityholders

6-20-2006	3-19 2007	Series B warrants	$2.00	$6,523,825	6,503,656
		issued to the Selling
		Securityholders

6-20-2005	6-20- 2008	$2,500,000 convertible	$2.00	$3,718,234	3,691,320
		note payable

Total derivative financial instruments					$21,386,684

Current portion of $4,000,000 convertible note payable					(307,212)
Current portion of $2,500,000 convertible note payable					(1,476,528)

Long term portion of derivative financial instruments					$19,602,944

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

As of June 30, 2006 and December 31, 2005, 24,881,767 shares of common stock were issued and outstanding. The founders of the Company paid a total of $1,000 for the 25,000 shares that were issued to them on December 17, 2003 (such shares were converted into 16,588,328 shares in conjunction with the Merger). XTV Investments LLC (“XTVI”) paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

On March 28, 2005, the Company entered into an Escrow and Marketing Agreement (the "E&M Agreement") with XTVI. Pursuant to the E&M Agreement, XTVI was granted the non-exclusive right to introduce the Company to certain potential customers who wish to purchase the Company's product and become subscribers. XTVI is entitled to receive and retain 1,382,140 shares of the Company’s common stock if XTVI delivers 20,000 qualified customers that buy the Company's set-top box and subscribe to the Company's services before April 30, 2006 and continue to be valid, paying subscribers for at least 180 days. As of May 1, 2006, XTVI had delivered only one qualified customer to the Company. The sales goals were not achieved and all of the 1,382,140 shares held in escrow will therefore be cancelled by October 31, 2006.

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

NOTE 10 - COMMITMENTS

On June 1, 2005, the Company entered into a month-to-month office lease agreement to lease approximately 6,050 square feet of space in Woodland Hills, California at a rate of $1.30 per square foot per month. A security deposit of $7,865 was paid to the lessor in June 2005. On October 1, 2005 the lease was modified to include an additional 1,800 square feet of space, the rent was increased by $2,400 per month and the security deposit was increased by $2,400. As of October 1, 2005, the rent for this lease is $10,265 per month and the total security deposit for this lease is $10,265. Rent expense relating to this office space during the three months and six months ended June 30, 2006 totaled $30,795 and $61,590, respectively.

On September 30, 2005, the Company entered into a distribution agreement with the O’Rourke Sales Company. O’Rourke Sales Company services a network of independent retailers and home AV installers with a wide array of electronic products. We have granted O’Rourke Sales Company the exclusive right to distribute the ITVN set-top box to independent retailers in the U.S. with sales of under $5 million annually as well as to satellite and home audio visual installers. Under our agreement with O’Rourke Sales Company, we have agreed to provide initial matching funds of $50,000 for promotional activities relating to the Company’s products and services and we will issue O’Rourke Sales Company 60,000 options to purchase our common stock at $3.00 per share. Additionally, O’Rourke Sales Company also receives a lifetime residual income based on 15% of subscription and pay-per-view revenues collected by the Company from XTV subscribers who purchase ITVN set-top boxes distributed by O’Rourke Sales Company.

The Company had no other direct commitments as of June 30, 2006. As part of the original agreement with XTVI, XTVI caused one of its affiliates to enter into an equipment lease agreement to procure $317,024 of computer equipment to be used by the Company. The Company is not a party to the lease agreement but has made all the necessary lease payments to date. The agreement was signed on December 10, 2004 and is a 36-month lease beginning on January 1, 2005 with monthly lease payments of $9,426 plus monthly taxes of $778.

NOTE 11- CONTINGENCIES

On November 10, 2005, Reverb Communications, Inc. filed an action against us in the Tuolumne Superior Court, Sonora, California, alleging that we breached our agreement to pay them for their services. The plaintiff alleges that we entered into an agreement with them in September 2005, which agreement we terminated shortly thereafter. The plaintiff alleges that we failed to pay them for their services that they rendered through the date of termination and that they are, therefore, entitled to receive $63,846 in cash and 25,000 shares of our common stock. We were served with the Complaint on December 2, 2005. We disagreed with the claims and hired attorneys to defend ourselves in this action however the outcome was not determinable. As of June 30, 2006, included in accounts payable is $30,000 relating to this claim. On August 11, 2006 we agreed to settle this claim for a total cash payment of $30,000 and the issuance of 10,000 shares of restricted stock of the Company.

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

As of June 30, 2006, we have granted options to purchase a total of 1,480,000 shares of common stock under our 2005 Equity Incentive Plan. The options were granted to our employees and directors at a price equal to the fair market value of the common stock at the date of grant. Options to purchase 265,000 shares of common stock became immediately vested and exercisable on the date of grant and expire three years from the vest date. On March 15, 2006 we cancelled 40,000 of the options due to the termination of an employee. The remaining 1,175,000 outstanding options will vest at various times ending in March 2008 and expire three years from each respective vest date.

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

For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $214,926 and $678,444, respectively, which increased the loss from operations and net loss by $214,926 and $678,444, respectively.   The impact on basic and diluted net loss per share for the three and six months ended June 30, 2006 was $.01 and $.04, respectively.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the six months ended June 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Stock Plans.   The Company’s 2005 Equity Incentive Plan is hereafter referred to as the “Plan”.  The Plan provides for the issuance of equity-based awards to employees, including executive officers and consultants.  The Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, and stock appreciation rights.

Options granted under the Plan generally vest within 2 years after grant and expire three years after the vest date.  Options generally become exercisable over a two-year period based on continued employment and generally vest either annually over 2 years, however in a few instances some of the options vested on the date of grant.

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

The Plan provides for the issuance of a maximum of approximately 3 million shares of which 1.56 million were still available for issuance as of June 30, 2006.

Stock option activity under the Plan for the three months ended June 30, 2006 is summarized as follows:
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	1,300,000	$4.44	3.82	$-
Options granted	140,000	$4.00	4.04	$-
Options exercised	-	$-	-	$-
Options cancelled/forfeited/expired	-	$-	-	$-
Outstanding at June 30, 2006	1,440,000	$4.40	3.84	$-

Vested and expected to vest at June 30, 2006(1)	1,440,000	$4.40	3.84	$-

Exercisable at June 30, 2006	265,000	$4.44	2.59	$-

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There is no aggregate intrinsic value in the stock options because the closing stock price of the Company’s common stock on June 30, 2006 is less than the exercise price of the options. As such there are no in-the-money options on June 30, 2006. The grant date fair value of options granted in the three months ended June 30, 2006 was $4.00 and the grant date fair value of options granted in the three months ended March 31, 2006 was $4.44.

As of June 30, 2006, there was 1.39 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 1.7 years.  The Company intends to issue new shares to satisfy share option exercises.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	June 30, 2006	March 31, 2006
Expected dividend yield (1)	0.00	0.00
Risk-free interest rate (2)	5.13%	4.36%
Expected volatility (3)	32.185%	31.485%
Expected life (in years) (4)	3.7 to 4.7	3 to 5

(1)	The Company has no history or expectation of paying dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
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

No restricted stock or stock appreciation rights were awarded in the six months ended June 30, 2006.

NOTE 15 - SUBSEQUENT EVENTS

On July 31, 2006, as permitted by the 17% Debenture and the 16% Debenture, we paid one-half of the July 31, 2006 interest payments that had accrued under the debentures by issuing a 17% Debenture and a 16% Debenture in the face amount of $85,700 and $23,020, respectively (the “Interest Debentures”). We will be required to make monthly principal payments of $4,761 and $1,279, respectively, commencing in February 2008 and continuing until the Interest Debentures are repaid in full.

As stated in Note 6 above, the 16% Debenture and related 16% Warrants provide that if the 16% Debenture is not pre-paid in full by July 31, 2006, that warrant will thereafter be exercisable for 529,400 shares. The Company did not pre-pay the 16% Debenture on July 31, 2006 and, as a result, the foregoing warrant can now be exercised for 529,400 shares. In addition, in connection with restructuring certain agreements between the holder of the 16% Debenture and the 17% Debenture, we issued additional warrants that are currently exercisable for the purchase of a total of 470,600 shares of our common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," “might,” "will," "should," "seeks," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenues and our ability to generate future revenues, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and other countries commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, changes or advances made by other in IPTV and internet technologies, general competitive and economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to Interactive Television Networks, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

Overview

On June 3, 2005, we completed a merger in which ITVN, Inc. (“ITVN”), the company through which we currently carry out all of our business operations, became our wholly-owned subsidiary. At the time of the merger, we had virtually no assets or liabilities (prior to the merger we had engaged in an Internet document editing business). In connection with the merger, we changed our name to “Interactive Television Networks, Inc.,” replaced our officers and directors with those of ITVN, ceased our Internet document editing business and moved our offices to Southern California. We currently do not plan to conduct any business other than the business, described above, that ITVN has conducted since its organization. Accordingly, since our prior operating results as an Internet document editing business are not indicative of, and have no relevance to, our current or future operations or to our financial statements, all financial information contained in the enclosed interim financial statements for periods prior to the Merger are those of ITVN.

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

We are a leading provider of services and hardware for Internet Protocol Television ("IPTV"). Our subscription-based ITVN service (“ITVN Service”) supplements the television and movie industries by providing consumers with an easy and less expensive way to watch and control television and movies. Our services also offer the television industry a platform for advertisers, content delivery, and audience measurement research. Key elements of our strategy revolve around continued investment in technology and equipment to improve and expand the delivery of our content; extending and protecting our intellectual property and continuing to promote and leverage the ITVN brand; as well as working to improve profitability, developing a market for our ITVN Service both in the U.S. and abroad, and improving our financial position. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments, and other obligations as well as the growth of our business.

We believe that there is a market for our technology and services outside the United States and we intend to continue to develop our distribution and content relationships in Europe, Asia and throughout the rest of the world. We currently have distribution agreements in Asia and Europe.  As part of this effort both our Asian and European distributors have made significant capital commitments both for ITVN set-top boxes as well as the installation of servers and other hardware necessary to support a number of our networks in Europe. Over $800,000 has been invested by these two partners. Our Asian distributor launched its marketing program in January 2006 and our European distributor is expected to begin marketing in September 2006. Our European distribution will be coordinated through our newly formed subsidiary based in Luxembourg.

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

Our significant accounting policies are summarized in Note 2 of our unaudited financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

Valuation of Inventory

We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or net realizable value. As of June 30, 2006, inventory was determined to be valued at net realizable value and accordingly no additional write down was necessary. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $7.5 million convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm and were classified in the consolidated balance sheets as long-term liabilities.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement No. 123(R) (hereafter referred to as “SFAS 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R.  For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $214,926 and $678,444, respectively, which increased the loss from operations and net loss by $214,926 and $678,444, respectively.   The impact on basic and diluted net loss per share for the three and six months ended June 30, 2006 was $.01 and $.03, respectively. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 13—Stock-Based Compensation of the consolidated financial statements for further information.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2006 vs. Three and Six Months Ended June 30, 2005

We formally launched our ITVN Services in April 2005. During the six months ending June 30, 2005, we generated only minimal sales from operations and were still primarily engaged in developing our products and establishing our business. Accordingly, a comparison of the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 may not provide a meaningful comparison of our operations.

Net revenues. Net service and hardware revenues for the three and six months ended June 30, 2006 and 2005 as a percentage of net revenues are listed below.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Service revenues	$157,210	88%	$33,345	48%	$320,413	63%	$33,345	44%
Hardware revenues	21,385	12%	35,819	52%	188,046	37%	42,051	56%
Net revenues	$178,595	100%	$69,164	100%	$508,459	100%	$75,396	100%

Service revenues represent revenues received from subscriptions for the use of the ITVN Services. Service revenues for the three and six months ended June 30, 2006 increased 372% and 861%, or $124,000 and $287,000, respectively, over the service revenues for the three and six months ended June 30, 2005. We officially launched our ITVN Services, and formally commenced marketing our products in April 2005. Service revenues are based on the number of subscribers to the ITVN Services. Since the service was only launched in April 2005, the number of subscribers as of June 30, 2005 was small and, as such, service revenues were nominal during the six months ended June 30, 2005. Service revenues for the six months ended June 30, 2006 reflect subscription proceeds from an increased number of subscribers to our ITVN Service. Consumer demand for the ITVN products and services increased due to the general availability of our products and services, the support of an affiliate distribution channel, and increased consumer awareness of ITVN. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows.

Hardware revenues, net of allowance for sales returns, reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. Since the ITVN Service can only be accessed through an ITVN set-top box, hardware sales are a necessary pre-requisite to receiving subsequent revenues from ITVN Service subscribers. As a result, hardware sales revenues, as a percentage of total sales, were significantly larger during the 2005 fiscal periods than during the reported three and six month fiscal periods in 2006. Hardware revenues for the three and six month periods ended June 30, 2006 were 12% and 37%, respectively, of net revenues. Hardware sales during the three months ended June 30, 2006 were, however, less than otherwise expected due to the fact that management’s focus was on acquiring several additional new content sources that, once acquired, are expected to significantly increase the demand for the ITVN Services. The focus during the June 30, 2006 fiscal quarter on obtaining new content packages for its customers resulted in a decrease in set-top box sales during the June 30, 2006 fiscal quarter as compared to the March 31, 2006 fiscal quarter. Hardware revenues during the six months ended June 30, 2005 represent sales of set-top boxes sold as part of our pre-launch testing program and were minimal. Sales of set-top boxes for the six months ended June 30, 2006 include both sales to individual subscribers and the sale of 1,000 ITVN-enabled set-top boxes to a distributor for resale purposes.

Costs of goods sold. The net cost of our ITVN Service and our ITVN-enabled set-top box revenues for the three and six months ended June 30, 2006 and 2005 as a percentage of cost of goods sold are listed below.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Cost of service revenues	$52,161	54%	$13,579	21%	$96,384	28%	$14,896	21%
Cost of hardware revenues	31,784	33%	41,303	65%	216,450	64%	46,171	66%
Depreciation on capitalized inventory	12,911	13%	8,673	14%	26,049	8%	8,673	12%
Costs of goods sold	$96,856	100%	$63,555	100%	$338,883	100%	$69,740	100%

Cost of service revenues consist primarily of fees paid to content providers, telecommunication and network expenses, customer service fees and other expenses related to providing the ITVN Service. The content that is viewed over the ITVN Services is owned by third party providers. Therefore, since we pay our content providers a percentage of the fees we receive from our subscribers, the cost of service revenues will increase in future periods as the number of subscribers continues to increase. In addition, we expect customer care expenses for fiscal year 2006 to be significantly greater than 2005 as we strive to continue to improve customer relations and retention.

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top boxes we distribute and sell including freight costs. The ITVN-enabled set-top boxes that we sell and that are necessary to access our services are manufactured for us by third party contract manufacturers. We sell our set-top box hardware to subscribers primarily as a means to grow our subscriber base and our monthly service revenues and, as a result, we do not intend to generate significant gross margins, if any, from these hardware sales. If we estimate that certain set-top boxes will not be returned by subscribers who cancel their ITVN Service, we include in cost of hardware revenues a reserve for capitalized inventory. There were no changes to the estimate during the six months ended June 30, 2006 and, therefore, no provision was recorded during the six months ended June 30, 2006.

At each balance sheet date, the company performs a detailed assessment of inventory which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at the lower of cost or net realizable value. In prior periods during 2005, inventory was determined to be valued at greater than net realizable value and, during such periods, we recognized an inventory impairment charge to reflect the decrease of our inventory to its current market value. There were no changes to the estimate, and thus no adjustments were recorded during the six months ended June 30, 2006.

Depreciation on capitalized inventory represents depreciation on ITVN-enabled set-top boxes that we gave to a certain number of subscribers at no cost as a marketing promotion. In the event that these subscribers cancel the service, they are required to return the ITVN-enabled set-top box. We have retained a collections agency to collect the $99.95 that the customers agreed to pay if they do not return the ITVN-enabled set-top box. We capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2006 and 2005 as a percentage of operating expenses are listed below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Salaries	$463,123	27%	$201,135	23%	$897,589	25%	$366,007	24%
Professional fees	365,620	21%	351,371	40%	643,651	18%	474,574	32%
Sales and marketing	36,619	2%	65,495	8%	142,874	4%	207,840	14%
Depreciation and amortization	181,909	11%	82,968	10%	329,681	9%	131,440	9%
Stock based compensation	214,926	13%	-	0%	678,444	19%	-	0%
General and administrative	451,943	26%	167,350	19%	948,068	26%	323,917	22%
Operating expenses	$1,714,140	100%	$868,319	100%	$3,640,307	100%	$1,503,778	100%

Salaries for the three and six months ended June 30, 2006 increased approximately 130% and 145% or $262,000 and $532,000, respectively, compared to the corresponding periods in 2005 due to the larger number of employees retained by the company in 2006 compared to the number of employees retained during the first six months of 2005. As of June 30, 2006, we had 23 full-time employees and four contractors, compared to 11 full-time employees and four contractors as of June 30, 2005. If our business grows as we plan, we may need to hire additional employees, which will result in larger salary expenses in the future.

Professional fees consist primarily of financial, technical, and marketing consulting fees, as well as accounting, audit and legal fees. For the three and six months ended June 30, 2006 professional fees increased approximately 4% and 36% or $14,000 and $169,000, respectively compared to the corresponding periods in 2005. During the three months ended June 30, 2005, the Company completed its reverse merger and became a public company, resulting in substantial legal and accounting fees thus comparable to the professional fees incurred during the three months ended June 30, 2006. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002, and due to the additional technical and marketing consulting fees that we continue to incur in connection with the increasing subscriber base and increasing amount of programming that we are making available to our customers.

Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, public relations activities, special promotions, trade shows, and the production of marketing related items. During the six months ended June 30, 2005, we participated in a major trade show to publicly introduce our products and services prior to our official launch in April 2005. As a result of the significant cost of the 2005 trade show, sales and marketing expenses for the six months ended June 30, 2005 exceeded the sales and marketing expenses for the six months ended June 30, 2006 by approximately $65,000 or 31%.

Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the three and six months ended June 30, 2006 increased 119% and 151% or $99,000 and $198,000, respectively compared to the corresponding periods in 2005 due primarily to the acquisition of additional hardware and software to support the Company’s business.

During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Stock based compensation expense represents the expenses we are required to recognize in connection with the grant of stock options to our employees and is amortized on a straight-line basis over the requisite service period, which is generally a two year vesting period. The Company had not issued any stock options prior to January 1, 2006.

General and administrative expenses consist primarily of travel, internet connection, insurance and facility costs as well as individual equipment and software purchases below our threshold to capitalize. General and administrative expenses for the three and six months ended June 30, 2006 increased 170% and 193% or $285,000 and $624,000, respectively compared to the corresponding periods in 2005, due primarily to the purchase of miscellaneous computer equipment and software to support the ITVN-Service, providing health insurance to employees beginning January 1, 2006, increases in travel, entertainment, rent and utilities expenses and increases in internet connection fees related to the addition of satellites as a means to receive new content and real-time content.

In addition to our operating losses of approximately $1,632,000 and $3,471,000 during the three and six months ended June 30, 2006 we recorded other expenses that increased our losses by approximately $14,015,000 and $14,073,000.  The major components of the other expenses are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Interest expense-derivative instruments	$12,515,181	$12,515,181
Amortization of debt discount	343,711	591,245
Change in fair value of derivative instruments	419,084	142,629
Other comprehensive losses	500,735	401,471
Interest expense	237,471	427,119
	$14,016,182	$14,077,645

Interest expense-derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the three months ended June 2006 in connection with our convertible notes payable. Proceeds received from the $7,675,130 of outstanding convertible notes payable were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the convertible notes payable. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the convertible notes payable. As such, we recorded an expense of approximately $12,500,000, representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of each convertible note payable. Additionally, during the three and six months ended June 30, 2006 approximately $344,000 and $591,000 of the convertible notes payable debt discount was amortized. Change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation. The other comprehensive losses relates to the unrealized loss on marketable securities.  The marketable securities that we own consist of certain securities of Interactive Brand Development, Inc. that we acquired in December 2005. We had no derivative instruments or options in the three and six-month periods ended June 30, 2005, thus we did not record a change in fair value of derivative instruments and we had no other comprehensive losses for that period.

For the three and six-month periods ended June 30, 2005, we recorded interest expense of $83,259 and $89,241, respectively related to interest and fees on notes payable and a letter of credit. Interest expense has significantly increased in 2006 because we issued $7,675,130 of convertible notes payable between October 2005 and June 2006.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of both our common stock and Series A Convertible Preferred Stock, the issuance of the $4,000,000 17% Secured Convertible Debenture, the issuance of the $1,000,000 16% Secured Convertible Debenture, the issuance of the $2,500,000 Variable Rate Secured Convertible Debentures, loans extended to us by third party institutions and by certain of our founders, and by a $2,400,000 letter of credit facility that was extended to us by Manufacturers Bank. Our cash proceeds from operations are subject, in part, to the amount and timing of cash received from customers for hardware purchases and cash received from monthly subscriptions.

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

We are currently obligated to pay interest on $4,260,040 of currently outstanding 17% Secured Convertible Debentures on a quarterly basis on the last day of each January, April, July, and October. Interest on the 17% Secured Convertible Debenture is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% Secured Convertible Debenture. As permitted by the 17% debenture and the 16% debenture, we have paid one-half of the January 31, April 30 and July 31, 2006 interest payments that had accrued under the 17% Secured Convertible Debenture by issuing additional 17% Secured Convertible Debentures (having an aggregate face amount of $260,830) and in July 2006 we issued a 16% Secured Convertible Debenture (in the principal amount of $23,040) as payment of one-half of the July 31 interest payment that accrued under the 16% debenture. We will be required to make monthly principal payments of $222,222 under the 17% Secured Convertible Debenture commencing in May 2007 and continuing until the debenture is repaid in full.

On April 18, 2006, we issued the $1,000,000 16% Secured Convertible Debenture. The $1,000,000 net proceeds from that sale will be used primarily for additional equipment upgrades to enable us to receive, compress, store and transmit additional content for our ITVN Service and for working capital purposes. In addition to our quarterly interest obligations, we will have to commence making monthly principal payments under the 16% Secured Convertible Debenture of $55,555 commencing in November 2007. Our obligations under both the foregoing 17% debentures and the 16% debentures are secured by a security agreement, pursuant to which we granted to the holder of those debentures a security interest in all of this company’s personal property assets. In connection with the sale of the 16% Secured Convertible Debenture, we also issued common stock purchase warrants to the holder of that debenture. Under the terms of the 16% debenture, if we did not fully pre-pay the entire outstanding balance of that debenture by July 31, 2006, the number of shares issuable under the warrant would increase. In order to conserve our limited cash resources, we did not pre-pay the 16% debenture and, as a result, effective July 31, 2006, the number of shares issuable to the holder of the 16% debenture under the foregoing warrant is 529,400 shares. In addition, in connection with restructuring certain agreements that existed between the holder of the 16% debenture and the 17% debenture (the same unaffiliated investor holds both of those debentures), we issued warrants to purchase a total of 470,600 additional shares during the fiscal quarter ended June 30, 2006.

On June 20, 2006, we issued Variable Rate Secured Convertible Debentures for $2,500,000. Approximately $1,000,000 of the net proceeds we received from the sale of the Variable Rate Secured Convertible Debentures has been, or will be used to acquire additional equipment needed to receive, store and/or deliver additional video channels we intend to introduce during the current fiscal year. The balance of the net proceeds will be used to fund our working capital requirements. The Variable Rate Secured Convertible Debentures accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on July 1, 2006. Interest shall be payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Secured Convertible Debentures have been repaid in full, we will be obligated to make monthly principal payments of $150,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days.

As indicated above, our operations currently do not generate sufficient cash to fund our cash working capital/operating needs. As a result, in addition to the ITVN Service revenues we anticipate receiving and the proceeds from the sale of additional ITVN set-top boxes, the funds we currently have on hand are expected to be sufficient to fund all of our anticipated working capital needs only until approximately the end of the third quarter of 2006. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of the third quarter of 2006, we expect to have to obtain additional funds by mid-year from either loans from affiliates or third parties, or from additional sales of our securities. However, under the Variable Rate Secured Convertible Debentures that we recently sold, our ability to issue additional securities is limited until the middle of October, 2006. In addition, thereafter, proceeds raised from the sale of our debt/equity securities may have to be used to repay some of our outstanding debentures. Accordingly, our ability to raise additional capital to fund our anticipated working capital needs is severely limited. We do not have any written commitments from any affiliates or any third parties for additional loans. In addition, our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

The following table summarizes our cash flow activities during the six month period ended June 30, 2006:

Six Months Ended June 30, 2006

Net cash used in operating activities	$2,597,769
Net cash used in investing activities	$915,339
Net cash provided by financing activities	$3,400,000

Net cash used in operating activities for the six months ended June 30, 2006 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. Our financial statement net loss for the six months ended June 30, 2006 exceeded our net cash used in operating activities due in large part to non-cash charges resulting from (i) the $11,365,000 and $1,150,000 debt discounts and embedded derivates we recognized in connection with the issuance of our $2,500,000 and 1,000,000 debentures (ii) $356,000 of depreciation and amortization, and (iii) $678,000 on non-cash expenses for stock based compensation. During the six months ended June 30, 2006, the effect of the non-cash charges was partially offset by the sale of ITVN enabled set-top boxes and payments received from retailers on account. Net cash used in investing activities for the six months ended June 30, 2006 consisted primarily of $930,000 of fixed assets, principally satellite dishes, encoding servers and computer equipment, which we purchased to support an anticipated increase in our business and operations. Net cash provided by financing activities for the six months ended June 30, 2006 represented the proceeds from the issuance of the $1,000,000 16% Secured Convertible Debentures and $2,500,000 of Variable Rate Secured Convertible Debentures.

The following is a summary of our contractual cash obligations as of July 31, 2006:

Contractual Obligations	Total	2006	2007	2008	2009 and Thereafter

Related party notes payable	$956,593	$956,593	$-	$-	$-
17% Debentures	$4,175,130	$-	$1,812,603	$2,338,972	$23,555
16% Debenture	$1,000,000	$-	$111,110	$666,660	$222,230
17% Debenture issued 7-31-06	$85,700	$-	$-	$52,371	$33,329
16% Debenture issued 7-31-06	$23,020	$-	$-	$14,069	$8,951

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at June 30, 2006.

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

Although Radium has been in existence since April 2002, and our ITVN operating subsidiary has been in existence since December 2003, we should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with a new companies. Radium's previous operations were not successful and did not generate any meaningful amount of revenues. Accordingly, we have ceased those operations and are concentrating all of our efforts on developing the video delivery operations currently conducted by ITVN, our subsidiary. However, ITVN itself is an early-stage company that did not commercially launch its IPTV services until April 2005 and, therefore, has only recently commenced generating revenues. As an early-stage company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly sales and subscription revenues will be able to pay all of our projected operating expenses until we have sold approximately 25,000 set-top boxes to monthly paying customers. As of June 30, 2006 we had only sold approximately 4,000 set-top boxes to customers and approximately 8,000 to distributors. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

We have limited working capital and will need to raise additional capital in the future.

As of June 30, 2006, we had stockholders' deficit of $18,725,667. Since its inception through June 30, 2006, ITVN has had a net loss from operations of $8,386,488. Despite the $2,500,000 we raised from the sale of the Variable Rate Secured Convertible Debentures and Warrants in June 2006, we currently have a limited amount of cash available that is not sufficient to fund our anticipated future operating needs beyond the third quarter of 2006. While some of our officers/principal stockholders have, from time to time, made short-term loans to us to fund our working capital needs, none of these officers/stockholders has committed to make any additional loans, and no assurance can be given that we will receive additional loans if and when needed. Our capital needs in the future will depend upon factors such as market acceptance of our ITVN Service and any other new products and services we launch, the success of our core business, the amount of sales and subscription revenues that our operations generate, and the amount of our operating costs, including marketing and sales costs. None of these factors can be predicted with certainty. To have sufficient ITVN set-top boxes for the roll-out of our ITVN Service, we have to date purchased from our off-shore manufacturer a total of 25,000 set-top boxes. However, for our business to become profitable and to develop beyond the initial roll-out phase, we will have to purchase additional set-top boxes and will have to make additional capital expenditures to distribute the additional content we plan to offer to our subscribers. Accordingly, to fund our future operations, including the purchase of additional ITVN set-top boxes and additional equipment, we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. In addition, under our agreements for the $2,500,000 Variable Rate Secured Convertible Debenture, we are prohibited from selling additional equity capital during the 75 days following August 2, 2006 (subject to certain limited exceptions). We cannot assure you that any additional financing will be available to us in the future or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition. In the event that we do not obtain all of the funds required to operate our business as planned, we will have to reduce our operations to a level that can be supported by our limited cash flow, abandon certain business plans, or even terminate our operations altogether.

Our auditors have issued a going concern opinion, which may make it more difficult for us to raise capital

Our auditors have included a going concern opinion on our financial statements because we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

All of our outstanding debentures are secured by liens on our personal property. Accordingly, a default under any of the debentures could result in the foreclosure of all of our assets and the termination of our business.

On October 25, 2005 we issued the $4,000,000 17% Secured Convertible Debenture. In April 2006, we sold an additional $1,000,000 16% Secured Convertible Debenture. In June 2006, we issued $2,500,000 of Debentures to the selling securityholders. All of the foregoing debentures are secured by security interests on all of our assets. Accordingly, if we are unable to make any of the required payments under the debentures or if we are otherwise unable to repay the debentures when repayment of the debentures are due, the holders of the debentures will have the right to foreclose on all of our assets, which would prevent us from continuing our operations. Although we have the right to pay up to 50% of each interest payment under both the 17% debenture and the 16% debenture by issuing additional similar debentures to holder of those debentures, and we can issue shares to pay principal and interest on the Debentures held by the selling securityholders if we meet the requirements of the Debentures, failure to pay any cash payments or securities payment under the foregoing debentures will result in a default. Failure to make any payment as required under the debentures could result in the acceleration of the debentures and the foreclosure of our assets. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the debentures.

Many very large and well-funded companies have announced that they are entering into various aspects of the IPTV market that we serve. These companies will be able to offer products and technologies that will directly compete with our products and technology.

Although IPTV is still a relatively new and developing technology, numerous world class companies have announced their intention to enter into various aspects of delivering television over the Internet using IPTV technology (the technology that we use in delivering our ITVN Services). These companies include U.S and European telecommunications companies (such Verizon, AT&T, Bellsouth, France Telecom, Deutsche Telekom), set-top box manufacturers (such as Linksys-KiSS, a division of Cisco Systems, Motorola, Scientific-Atlanta, Tatung Co. and Thomson), and software companies (such as Microsoft). There currently are a number of companies worldwide that have already deployed IPTV services, although most of those companies, like our company, still only have a relatively small number of subscribers. As a result, we expect that competition for subscribers and competition among IPTV delivery services will dramatically increase in the very near future. As a small, early-stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because we are already offering an operational service and because we offer a large library of programming, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this new and evolving marketplace. Although we do not believe that video content delivered to home computers directly competes with our ITVN Services (which delivers video content directly to home television sets), a number of hybrid technologies have recently been introduced that transfer Internet content to television sets. For example, TiVo, Inc. has introduced a new feature that allows subscribers to download videos off the Web to their televisions, and AT&T has launched its Homezone service that combines satellite TV with Web-based movie content for television viewing. These other technologies may also compete with our ITVN Services and could reduce the potential market for our IPTV-based system.

The success of our business depends on the growth of our content library, the growth of our subscriber base, and negotiations of favorable pricing terms with content providers.

Although our business plan is to provide several network programming alternatives to our customers (including live and archived sporting events, music videos, radio broadcasts, foreign news programming and new and classic movies), at this time we have a limited number of network channels of video content that we can offer our customers. Accordingly, our ITVN set-top boxes and ITVN Services currently can only be marketed to viewers who are interested in those channels that we currently offer, and not to the much larger audience that we believe will be interested in our products and services when a number of the other channels are available. Having only a limited number of channels available at this time limits the reach of our marketing and sales efforts. Our strategy depends on expanding the content available using our set-top boxes, which in turn depends on our relationships with production and distribution companies that control content. We will need to develop and maintain such relationships as we expand our business to provide additional content. There can be no assurance, however, that we will be able to develop and maintain such relationships or negotiate such terms. If we are unable to negotiate favorable terms with content providers, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations, or to abandon the media delivery business despite our investment in infrastructure supporting such a business.

We have only had limited product sales to date, and we can give no assurance that our products and services will be accepted by the market.

We launched the sale of our set-top boxes in April 2005. Although our set-top boxes and network have functioned satisfactorily to date, no assurance can be given that our ITVN set-top boxes and the IPTV video programming that can be accessed through the set-top boxes will work satisfactorily in large scale commercial usage. Any unanticipated problems with our set-top boxes, or the ability to deliver high resolution video programming, would limit our ability to market our products and services. Because we have only been offering our products and services since April 2005, we do not have sufficient market data to predict whether our products and services will be accepted by the IPTV or video-on-demand markets, or whether any subscribers of our services will continue to subscribe to our services. Our current business model is based on maintaining a base of on-going monthly subscribers. Because all of our subscriptions were entered into recently, we have a limited history from which we can predict the success of our business model. Accordingly, we have limited experience in selling our ITVN set-top boxes and providing our services on which to base any prediction about our future operations and viability.

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

The set-top box that we sell or otherwise provide to our subscribers for access to our video library was developed based on existing technologies and on commonly available components. Although we believe that certain aspects of the set-top box may be protected by trade secret laws, we do not own any patents on the set-top boxes or the technologies used to make or operate them. Accordingly, competitors can develop set-top boxes or other IPTV technologies that provide Internet video delivery services that are comparable or better than the ITVN Service that we provide. To our knowledge, at least two major telecommunications companies are developing their own set-top box that is expected to have at least the same functionality as ours. Although the set-top boxes of other companies will not be able to access our channels or view our video content, these other set-top boxes will directly compete with us for customers based on price, quality of service, and the selection of video programming.

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

Because we currently have outstanding convertible debentures and warrants with embedded derivatives, we will have to record non-operating, non-cash expenses or income based on fluctuations in our stock price, which accounting adjustments could distort our balance sheet, income statement and stockholders’ equity (deficit).

Because we have outstanding securities that have embedded derivatives related to them, we will have to record either income or loss in our financial statements on each date that we issue our financial statements depending on the trading price of our stock on the balance sheet date, the trading volatility of our stock and other factors. The accounting treatment of derivative financial instruments requires that we record the Debentures, the 16% Secured Convertible Debenture and the 17% Secured Convertible Debenture and related warrants at their fair values as of each balance sheet date. Therefore, when we issue either our quarterly or annual financial statements, any change in fair value of the derivatives is recorded as non-operating, non-cash income or expense at each reporting date and the amount of liabilities reflected on our balance sheet related to the embedded derivate is either increased or decreased. For example, if the trading price of our common stock is higher on a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge on our financial statements. Accordingly, if the price of our stock price is higher, we will have to reduce our financial statement income (or increase the amount of our net loss) as a result of the required accounting adjustment. Conversely, if the price of our common stock is lower at a subsequent balance sheet date, we will be required to record non-operating, non-cash income, which will increase our net income (or reduce our net loss). Depending on the size of the stock price fluctuations, these accounting adjustments may be significant if the price of our common stock fluctuates significantly. The financial statement adjustments related to our outstanding derivates could negatively impact an investor’s understanding of our financial results and condition.

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

Our Articles of Incorporation contains certain provisions that could be an impediment to a non-negotiated change in control. In particular, without stockholder approval we can issue up to 1,666,667 shares of preferred stock with rights and preferences determined by our Board of Directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, so that stockholders would not be able to receive a premium for their common stock.

Potential issuance of additional common and preferred stock could dilute existing stockholders.

We are authorized to issue up to 75,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, of which 3,333,333 have been designated as the Series A Preferred. The Board of Directors has right to establish the rights and preferences of the remaining 1,666,667 shares of preferred stock, which designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

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

As of June 30, 2006, our directors, executive officers and one of our key employees beneficially owned approximately 53% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial number of shares have become eligible for public re-sale, the sales of which could cause our stock price to fall.

As of June 30, 2006, we had outstanding 24,881,767 shares of common stock (including the 1,382,140 shares issued to XTV Investments LLC that we still hold in escrow and that, therefore, cannot currently be transferred). Of all of the currently issued and outstanding shares, only 6,132,983 shares have either been registered for resale or are otherwise freely tradable. However, as a result of the registration of the shares underlying our currently outstanding Series A Convertible Preferred Stock and related outstanding warrants, our currently outstanding 17% Secured Convertible Debentures and related outstanding warrants, our currently outstanding 16% Secured Convertible Debentures and related outstanding warrants, and our currently outstanding $2,500,000 Variable Rate Secured Convertible Debentures and related outstanding warrants, a total of 12,769,658 additional shares of our common stock could be issued and would immediately be able to be freely sold on the market. During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Accordingly, issuance and the sudden sale of 12,769,658 additional freely trading shares, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition, an additional 18,748,784 shares of restricted stock are currently eligible for public resale under Rule 144. Therefore, the number of shares eligible for public re-sale on the OTC Bulletin Board could significantly increase if and when the currently eligible Rule 144 shares are sold by the holders of those restricted shares. No prediction can be made regarding the effect that sales (or possible sales) of the shares that were registered in the three currently effective registration statements, or the shares that are currently subject to sale under Rule 144, will have on the market prices prevailing from time to time. Even if all of the shares that become available for resale are not sold at the time that they are eligible for re-sale, the possibility that a substantial number of shares of common stock may be sold in the public market may itself adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

INTERACTIVE TELEVISION NETWORKS, INC.

Date: August 14, 2006	By:	/s/ CHARLES PRAST
Charles Prast,
Chief Executive Officer and Director

Date: August 14, 2006	By:	/s/ MURRAY WILLIAMS
Murray Williams,
Chief Financial Officer and Director