Form 10QSB
period 2006-09-30
Interactive Television Networks
filed 2006-11-17
CIK 1174893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50122
________________________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On November 14, 2006, there were 23,758,272 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

___________

INTERACTIVE TELEVISION NETWORKS, INC.
For the quarter ended September 30, 2006
FORM 10-QSB

		PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheet at September 30, 2006	1

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2006 and 2005	2

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2006 and 2005	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 6.	Exhibits	38

SIGNATURES		38

PART I

ITEM 1. Consolidated Financial Statements (unaudited):

Interactive Television Networks, Inc.
Consolidated Balance Sheet
September 30, 2006
(unaudited)

Assets

Current assets:
Cash	$20,413
Investments in marketable securities	990,862
Accounts receivable, net of allowance for doubtful accounts of $50,000	5,209
Inventory	1,259,918
Prepaids & other	146,980
Total current assets	2,423,382

Fixed assets, net	1,261,012
Capitalized inventory, net	225,902
Intangible assets, net	810
Deposits	107,594

Total Assets	$4,018,700

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$814,890
Accounts payable and accrued liabilities - related parties	232,722
Notes payable - related parties	956,593
Current portion of convertible notes payable, net (face value $2,621,356)	341,855
Current portion of derivative financial instruments	3,068,922
Total current liabilities	5,414,982

Convertible notes payable, net (face value $5,072,494)	651,579
Derivative financial instruments	8,136,487
Warrant liability	271,519

Total Liabilities	$14,474,567

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333
shares of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized,
24,990,412 issued and outstanding	24,990
Additional paid-in capital	17,593,882
Other comprehensive earnings	(282,858)
Accumulated deficit	(27,795,214)
Total Stockholders' Deficit	(10,455,867)

Total Liabilities and Stockholders' Deficit	$4,018,700

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenues
Service revenues	$184,285	$124,143	$504,699	$157,488
Hardware revenues	33,027	403,301	221,552	445,352
Total revenues	217,312	527,444	726,251	602,840

Costs of goods sold
Cost of service revenues	55,229	42,488	151,614	57,384
Cost of hardware revenues	47,660	852,231	264,109	898,402
Depreciation on capitalized inventory	13,840	27,765	39,889	36,437
Total costs of goods sold	116,729	922,484	455,612	992,223

Gross profit	100,583	(395,040)	270,639	(389,383)

Expenses:
Salaries	480,384	319,737	1,377,973	685,743
Professional fees	526,754	196,618	1,170,546	671,192
Sales and marketing	53,820	35,975	196,694	243,815
Depreciation and amortization	261,485	109,314	591,166	240,754
Stock based compensation	274,828	-	953,272	-
General and administrative	576,241	225,042	1,524,647	548,961
Total expenses	2,173,512	886,686	5,814,298	2,390,465

Loss from operations	(2,072,929)	(1,281,726)	(5,543,659)	(2,779,848)

Interest income	4,699	-	9,716	-
Interest expense	(339,360)	(92,366)	(766,478)	(181,607)
Interest expense-derivative instruments	(1,001,997)	-	(13,517,178)	-
Amortization of debt discount	(558,179)	-	(1,149,425)	-
Loss on extinguishment of debt, net	(197,716)	-	(197,716)	-
Change in fair value of derivative instruments	11,793,749	-	11,651,120	-

Net income (loss)	7,628,267	(1,374,092)	(9,513,620)	(2,961,455)

Other comprehensive earnings
Unrealized gain/(loss) on marketable securities	118,613	-	(282,858)	-
Comprehensive income (loss)	$7,746,880	$(1,374,092)	$(9,796,478)	$(2,961,455)

Weighted average number of common
shares outstanding:
Basic	24,923,455	24,881,767	24,895,816	23,322,465
Fully diluted	32,356,840	24,881,767	24,895,816	23,322,465

Net income (loss) per common share:
Basic	$0.31	$(0.06)	$(0.38)	$(0.13)
Fully diluted	$0.24	$(0.06)	$(0.38)	$(0.13)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the nine months
	ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,513,620)	$(2,961,455)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation and amortization	631,055	277,191
Bad debt expense	50,000	-
Loss on disposal of fixed assets	357	-
Stock based compensation expense	953,272	-
Amortization of debt discount	1,149,425	-
Interest expense - derivative instruments	13,517,178	-
Change in fair value of derivative instruments	(11,651,120)	-
Common stock exchanged for services	-	88,177
Loss on extinguishment of debt, net	197,716	-
Changes in assets and liabilities
Accounts receivable	44,791	(300,000)
Inventory	106,231	(2,201,587)
Prepaid inventory	-	630,000
Shareholder advances	-	210,713
Prepaids & other	(93,407)	(34,291)
Deposits	(52,427)	(26,041)
Accounts payable and accrued liabilities	898,251	269,048
Accounts payable and accrued liabilities - related parties	(51,778)	743,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,814,076)	(3,304,995)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,105,690)	(652,820)
Proceeds from disposal of fixed assets	15,086	-
Purchase of intangible assets	-	(3,888)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,090,604)	(656,708)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) on related party notes	(100,000)	1,056,593
Proceeds from issuance of convertible notes payable	3,500,000	-
Borrowing under line of credit	-	2,400,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,400,000	3,456,593
Net cash decrease for period	(1,504,680)	(505,110)
Cash at beginning of period	1,525,093	510,369
Cash at end of period	$20,413	$5,259

Supplemental disclosures of cash flow information:
Interest paid	$295,163	$134,841
Income taxes paid	$2,400	$-

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$195,101	$-
Conversion of convertible notes payable to common stock	$110,300	$-
Issuance of convertible debt in lieu of interest payment	$283,850	$-
Issuance of common stock in lieu of interest payment	$107,292	$-
Issuance of common stock as legal settlement	$30,500	$-

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc. and Subsidiaries
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

ITVN creates and provides a service (the "ITVN Service") enabling subscribers to receive television content via the Internet and view the content on their television in the United States of America, Europe and Asia.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2005, including the notes thereto, included in the Company’s 2005 Annual Report on Form 10-KSB. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - GOING CONCERN BASIS

For the three and nine months ended September 30, 2006, the Company incurred net losses from operations totaling $2,072,929 and $5,543,659, respectively, had cash flows used in operating activities for the nine months ended September 30, 2006 and 2005 totaling $3,814,076 and $3,304,995, respectively; and had an accumulated deficit of $27,795,214 as of September 30, 2006. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30, 2006, there were accounts payable to related parties totaling $115,316. Such liabilities include expenditures made on behalf of the Company for travel, lodging, supplies and various other general expenses, as well as, salaries and/or consulting fees owed to the related parties. Portions of these liabilities were repaid subsequent to September 30, 2006.

The Company has a content agreement with an entity partially owned by one of the founders of ITVN. Such entity is one of numerous companies that provide content to the Company to be distributed to the Company's customers. The related party earned $12,311 and $10,441 during the three month periods ended September 30, 2006 and 2005, respectively and $41,267 and $13,316 for the nine month periods ended September 30, 2006 and 2005, respectively for content fees which are included in cost of goods sold. As of September 30, 2006, $18,208 had not been paid.

The two founders of ITVN have loaned the Company a total of $1,056,593, of which $100,000 was repaid to one of the founders during the nine months ended September 30, 2006 leaving a remaining balance of $956,593. The notes evidencing these loans bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. As of September 30, 2006, $99,198 of interest had been accrued and no interest has been paid.

NOTE 4 - CAPITALIZED INVENTORY, NET

The Company offers various marketing promotions whereby, without charge, ITVN-enabled set-top boxes are given to various customers that sign up for the ITVN Service. The Company capitalizes the cost of the ITVN-enabled set-top boxes that are shipped to customers during these promotions. Depending on the promotion the customer signs up for, the customer is either required to return the ITVN-enabled set-top box to the Company if they cancel their service at any time, or if a one year service agreement is entered into, the set-top box must be returned if the customer cancels within the one year term of the service agreement. The Company routinely estimates the amount of capitalized inventory that may not be returned by customers that have canceled their service. As of September 30, 2006 approximately $100,000 had been reserved for such unreturned set-top boxes. We have retained a collection agency to collect the $99.95 the customers agreed to pay if they do not return the ITVN-enabled set-top box. Depending on the marketing promotion, depreciation relating to these boxes is calculated over their estimated useful lives of two years or over the term of the one year service agreement and is included in cost of goods sold in the accompanying unaudited financial statements. Accumulated depreciation at September 30, 2006 totaled $64,256.

NOTE 5 - FIXED ASSETS, NET

Fixed assets, net at September 30, 2006 consist of the following:

Computer and office equipment	$1,514,514
Capitalized software	612,663
Furniture and fixtures	55,470
Hotel set-top boxes	10,300
Leasehold improvements	3,200

Total fixed assets	2,196,147
Less: accumulated depreciation	(935,135)

Fixed assets, net	$1,261,012

Depreciation of fixed assets for the three months ended September 30, 2006 and 2005 was $260,999 and $103,828, respectively and for the nine months ended September 30, 2006 and 2005 it was $583,042 and $224,620, respectively

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

On April 18, 2006, the Company sold to the Fund (i) a three-year 16% Secured Convertible Debenture (the "16% Debenture") having an initial principal balance of $1,000,000, and (ii) five-year warrants (the "16% Warrants") to acquire 264,700 shares of the Company’s common stock at an exercise price of $3.00 per share. In the event the Company does not pre-pay the 16% Debenture in full by July 31, 2006, the 16% Warrants will thereafter be exercisable for 529,400 shares. The Company did not pre-pay the 16% Debenture by July 31, 2006 and therefore the 16% Warrants are exercisable for 529,400 shares of common stock at $3.00 per share (the "16% Warrant Shares"). The foregoing sale of securities was completed on April 18, 2006. The aggregate purchase price of the securities sold in the private placement was $1,000,000.

The 17% Debenture and the 16% Debenture accrue interest at a rate of 17% and 16% per annum, respectively, until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable quarterly in arrears on the last day of each January, April, July, and October (each such date, an "Interest Payment Date"), commencing on January 31, 2006 for the 17% Debenture and July 31, 2006 for the 16% Debenture. Interest is payable in cash, except that the Company may, in its sole discretion, pay up to 50% of the amount of interest payable on any Interest Payment Date by issuing additional debentures (“Interest Debentures”) in accordance with the same terms as the 17 % Debenture or 16% Debenture. As permitted by the 17% Debenture, we have paid one-half of the January 31, 2006, April 30, 2006 and July 31, 2006 interest payments that had accrued under the 17% Debenture by issuing three additional 17% Secured Convertible Debentures (in the face amounts of $92,220, $82,910, and $85,700 respectively). As permitted by the 16% Debenture, we have paid one-half of the July 31, 2006 interest payment that had accrued under the 16% Debenture by issuing an additional 16% Secured Convertible Debentures in the face amount of $23,020. The 17% Debenture and 16% Debenture, along with the Interest Debentures are known collectively as the “Fund Debentures.”

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

The Company has the right to prepay the Fund Debentures without penalty, in whole or in part, at any time and from time to time upon not less than fifteen days prior written notice. In the event that the Company issues any additional debt or equity securities, at the election of the Fund, we may be required to first use 50% of such amounts to repay some or all of the 17% Debentures and then use 100% of the remaining net proceeds of such debt or equity securities to repay the 16% Debentures. On June 20, 2006 an additional $2,500,000 of debt was issued (see Variable Rate Debentures below). In order to entice the Fund to waive this repayment requirement, the Company issued a supplemental warrant for the 17% Debenture to the Fund to acquire 333,334 shares of common stock at an exercise price of $3.00 per share, expiring on October 20, 2010 (the“17% Supplemental Warrants”) and a supplemental warrant for the 16% Debenture to acquire 137,266 shares of common stock at an exercise price of $3.00 per share, expiring on April 18, 2011 (the“16% Supplemental Warrants”). The 17% Supplemental Warrants and 16% Supplemental Warrants have been included with the initial 17% Warrants and 16% Warrants, respectively, for financial statement reporting purposes.

In connection with the sale and issuance of the 17% Debenture and 17% Warrants, the Company entered into a registration rights agreement (dated October 20, 2005, hereafter referred to as the “17% RRA”) pursuant to which the Company agreed to prepare and file, no later than the 60th day immediately following the date of the 17% RRA, a registration statement with the SEC covering the resale of the Debenture Shares related to the 17% Debenture and the 17% Warrant Shares. In February 2006, the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares and the Warrant Shares thereby satisfying the 60-day filing requirement for the 17% Debenture. The registration statement was declared effective shortly thereafter by the SEC. The Company shall be subject to the payment of specified liquidated damages to the Fund as set forth in the Registration Rights Agreements if it is unable to maintain the effectiveness of the registration statement in the manner, and to the extent, specified in the 17% RRA. In the event the effectiveness of the registration statement is not maintained in the manner required, the Company shall pay liquidated damages to the Fund equal to $1,000 for each day during which the event of default is not cured and the conversion price shall be reduced to $1.50 per share. A registration rights agreement was not entered into in connection with the sale and issuance of the 16% Debenture, however, on April 25, 2006 the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares related to the 16% Debenture and 16% Warrant Shares and that registration statement was declared effective by the SEC shortly thereafter. The 17% Warrants were valued by an independent financial valuation advisory firm at an initial value of $2,207,982. Because of the potential penalties we may have to pay, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

Because the 17% Debenture and the 16% Debenture are not considered to be conventional convertible debt, the embedded conversion options in the secured convertible notes are subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm. See Note 8.

The proceeds received from the Debentures were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Debentures. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Debentures. As such, the Debentures were recorded at zero, a significant discount from its face amount. In addition, Interest expense - derivative instruments was charged in the amount of $1,031,150 for the year ended December 31, 2005 and $1,150,367 for the nine months ended September 30, 2006 for the 17% Debenture and the 16% Debenture, respectively, representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of each debenture. The fair value of the Interest Debentures was greater that the amount of the related embedded derivative instrument. The discounts on the 17% Debenture, the 16% Debenture and the Interest Debentures, together with the stated interest on such debentures and the discounts on the related Notes Payable are being amortized using an effective interest method over the term of the notes.

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

The Variable Rate Debentures accrue interest on the aggregate unconverted and then outstanding principal amount at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest for the three months ended September 30, 2006 was calculated using the 15% rate. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on October 1, 2006. Interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. On August 29, 2006 the October 1, 2006 interest payment was made via the issuance of 53,645 shares of common stock.

Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Debentures have been repaid in full, we are obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days.

The Variable Rate Debentures are convertible into shares of our common stock at any time at an initial conversion price of $2.00 per share. While the Debentures are outstanding, the initial conversion price is subject to (i) reduction to the lowest price at which we issue additional shares of common stock (other than certain exempt issuances, such as grants of employee stock options or securities issued in acquisitions or strategic transactions), or securities convertible into or exercisable for additional shares of common stock, and (ii) adjustment for future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting common stock holders. During August 2006, $90,000 of the Variable Rate Debentures were converted into 45,000 shares of common stock thereby reducing the outstanding Variable Rate Debentures to $2,410,000.

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

The proceeds received from the Variable Rate Debentures were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Variable Rate Debentures. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Variable Rate Debentures. As such, the Variable Rate Debentures were recorded at zero, a significant discount from its face amount. In addition, Interest expense - derivative instruments was charged in the amount of $11,364,814 representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of the Variable Rate Debentures.

At September 30, 2006, the following long-term and current portions were outstanding under the Convertible Notes Payable. See Note 8 for information on the derivative instrument liabilities related to the warrants and the bifurcated embedded derivative instruments.

	Long-term Portion	Current Portion
17% secured convertible debenture, with monthly principal repayments of $222,222 starting May 1, 2007	$2,888,890	$1,111,110
Less: unamortized discount	(2,455,947)	(944,594)
Balance	$432,943	$166,516

17% Interest Debenture dated January 31, 2006, with monthly principal repayments of $5,123 starting August 1, 2007	$81,974	$10,246
Less: unamortized discount	(57,805)	(7,225)
Balance	$24,169	$3,021

17% Interest Debenture dated April 30, 2006, with monthly principal repayments of $4,606 starting November 1, 2007	$82,910
Less: unamortized discount	(59,231)
Balance	$23,679

17% Interest Debenture dated July 31, 2006, with monthly principal repayments of $4,761 starting February 1, 2008	$85,700
Less: unamortized discount	(65,784)
Balance	$19,916

16% secured convertible debenture, with monthly principal repayments of $55,555 starting November 1, 2007	$1,000 000
Less: unamortized discount	(954,950)
Balance	$45,050

16% Interest Debenture dated July 31, 2006, with monthly principal repayments of $1,279 starting February 1, 2008	$23,020
Less: unamortized discount	(21,738)
Balance	$1,282

Variable Rate Debentures, with monthly principal repayments of $125,000 starting November 1, 2006	$910,000	$1,500,000
Less: unamortized discount	(805,460)	(1,327,682)
Balance	$104,540	$172,318
	$651,597	$341,855

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

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, the investors received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. The warrants issued were valued at September 30, 2006 using the Black-Scholes option pricing model, for $271,519. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at September 30, 2006 of $2.35 per share; a risk-free rate of return of 4.89%; dividend yield of zero percent; and a volatility of 75%. These warrants remain outstanding at September 30, 2006.

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 6 related to embedded derivative instruments that have been bifurcated from our convertible notes payable.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at September 30, 2006), we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instruments. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 75%. The risk-free rates of return used ranged from 4.59% to 4.88%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows:

Issue Date	Expiry Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value -September 30, 2006

10-20-	10-20-	17% warrants	$3.00	$2,207,982	$1,956,710
2005	2010	issued to the Fund

10-20-	10-01-	$4,000,000 convertible	$2.00	$2,823,168	$836,548
2005	2008	note payable

1-31-	1-30-	$92,220 interest	$2.00	$73,086	$30,516
2006	2009	debenture

4-30-	4-29-	$82,910 interest	$2.00	$63,636	$40,825
2006	2009	debenture

7-31-	7-30-	$85,700 interest	$2.00	$67,488	$53,825
2006	2009	debenture

4-18-	4-18	16% warrants	$3.00	$810,089	$1,028,913
2006	2011	issued to the Fund

4-18	4-17	$1,000,000 convertible	$2.00	$1,340,278	$941,090
2006	2009	note payable

7-31-	7-30-	$23,020 interest	$2.00	$23,476	$17,672
2006	2009	debenture

6-20-	6-20-	Series A warrants	$3.00	$3,622,755	$1,962,373
2006	2011	issued to the Selling
		Securityholders

6-20-	3-19	Series B warrants	$2.00	$6,523,825	$3,056,815
2006	2007	issued to the Selling
		Securityholders

6-20-	6-20-	$2,410,000 convertible	$2.00	$3,580,384	$1,280,122
2005	2008	note payable

Total derivative financial instruments					$11,205,409

Current portion of:
$4,000,000 convertible note payable derivative					(768,030)
$2,410,000 convertible note payable derivative					(2,297,502)
$92,220 interest debenture derivative					(3,390)

Long term portion of derivative financial instruments					$8,136,487

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

As of September 30, 2006, 24,990,412 shares of common stock were issued and outstanding. The founders of the Company paid a total of $1,000 for the 25,000 shares that were issued to them on December 17, 2003 (such shares were converted into 16,588,328 shares in conjunction with the Merger). XTV Investments LLC (“XTVI”) paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

On March 28, 2005, the Company entered into an Escrow and Marketing Agreement (the "E&M Agreement") with XTVI. Pursuant to the E&M Agreement, XTVI was granted the non-exclusive right to introduce the Company to certain potential customers who wish to purchase the Company's product and become subscribers. XTVI is entitled to receive and retain 1,382,140 shares of the Company’s common stock if XTVI delivers 20,000 qualified customers that buy the Company's set-top box and subscribe to the Company's services before April 30, 2006 and continue to be valid, paying subscribers for at least 180 days. As of November 1, 2006, XTVI had delivered only one qualified customer to the Company. The sales goals were not achieved and all of the 1,382,140 shares have been cancelled.

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

During August 2006 one of the Variable Rate Debenture holders converted $90,000 of its Variable Rate Debenture into 45,000 shares of common stock. In accordance with the Variable Rate Debenture agreement, the debt was converted at $2.00 per share resulting in a gain on extinguishment of debt of $28,647.

NOTE 10 - COMMITMENTS

On June 1, 2005, the Company entered into a month-to-month office lease agreement to lease approximately 6,050 square feet of space in Woodland Hills, California at a rate of $1.30 per square foot per month. A security deposit of $7,865 was paid to the lessor in June 2005. On October 1, 2005 the lease was modified to include an additional 1,800 square feet of space, the rent was increased by $2,400 per month and the security deposit was increased by $2,400. As of October 1, 2005, the rent for this lease became $10,265 per month and the total security deposit for this lease is $10,265. Rent expense relating to this office space during the three months and nine months ended September 30, 2006 totaled $30,795 and $92,385, respectively.

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

The Company had no other direct commitments as of September 30, 2006. As part of the original agreement with XTVI, XTVI caused one of its affiliates to enter into an equipment lease agreement to procure $317,024 of computer equipment to be used by the Company. The Company is not a party to the lease agreement but has made all the necessary lease payments to date. The agreement was signed on December 10, 2004 and is a 36-month lease beginning on January 1, 2005 with monthly lease payments of $9,426 plus monthly taxes of $778.

NOTE 11- CONTINGENCIES

On November 10, 2005, Reverb Communications, Inc. filed an action against us in the Tuolumne Superior Court, Sonora, California, alleging that we breached our agreement to pay them for their services. The plaintiff alleges that we entered into an agreement with them in September 2005, which agreement we terminated shortly thereafter. The plaintiff alleges that we failed to pay them for their services that they rendered through the date of termination and that they are, therefore, entitled to receive $63,846 in cash and 25,000 shares of our common stock. We were served with the Complaint on December 2, 2005. We disagreed with the claims and hired attorneys to defend ourselves in this action however the outcome was not determinable. On August 11, 2006 settled this claim for a total cash payment of $30,000 and the issuance of 10,000 shares of restricted stock of the Company.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

NOTE 12 - EQUITY INCENTIVE PLAN

During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Awards under the plan may consist of stock options (both non-qualified options and options intended to qualify as “Incentive Stock Options” under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards and/or stock appreciation rights.

The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

As of September 30, 2006, we have granted options to purchase a total of 1,480,000 shares of common stock under our 2005 Equity Incentive Plan and on March 15, 2006 we cancelled 40,000 of the options due to the termination of an employee. The options were granted to our employees and directors at a price equal to the fair market value of the common stock at the date of grant. Options to purchase 265,000 shares of common stock became immediately vested and exercisable on the date of grant and expire three years from the vest date. The remaining 1,175,000 outstanding options will vest at various times ending in March 2008 and expire three years from each respective vest date.

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

For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $257,930 and $936,374, respectively, which increased the loss from operations and net loss by $257,930 and $936,374, respectively.   The impact on basic and fully diluted net loss per common share for the three and nine months ended September 30, 2006 was approximately $.01 and $.04, respectively.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the nine months ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.

Stock Plans.   The Company’s 2005 Equity Incentive Plan is hereafter referred to as the “Plan”.  The Plan provides for the issuance of equity-based awards to employees, including executive officers and consultants.  The Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, and stock appreciation rights.

Options granted under the Plan generally vest within 2 years after grant and expire three years after the vest date.  Options generally become exercisable over a two-year period based on continued employment and generally vest annually over 2 years, however in a few instances some of the options vested on the date of grant.

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

The Plan provides for the issuance of a maximum of approximately 3 million shares of which 1.56 million were still available for issuance as of September 30, 2006.

Stock option activity under the Plan for the three months ended September 30, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at June 30, 2006	1,300,000	$4.44	3.84	$-
Options granted	-	$-	-	$-
Options exercised	-	$-	-	$-
Options cancelled/forfeited/expired	-	$-	-	$-
Outstanding at September 30, 2006	1,440,000	$4.40	3.59	$-

Vested and expected to vest at September 30, 2006(1)	1,440,000	$4.40	3.59	$-

Exercisable at September 30, 2006	265,000	$4.44	2.34	$-

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There is no aggregate intrinsic value in the stock options because the closing stock price of the Company’s common stock on September 30, 2006 is less than the exercise price of the options. As such there are no in-the-money options on September 30, 2006. The grant date fair value of options granted in the three months ended June 30, 2006 was $4.00 and the grant date fair value of options granted in the three months ended March 31, 2006 was $4.44. No options were granted in the three months ended September 30, 2006.

As of September 30, 2006, there was 1.11 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately 1.46 years.  The Company intends to issue new shares to satisfy share option exercises.

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

No options were granted in the three months ended September 30, 2006 and no restricted stock or stock appreciation rights were awarded in the nine months ended September 30, 2006.

NOTE 15 - SUBSEQUENT EVENTS

On October 31, 2006, as permitted by the 17% Debenture and the 16% Debenture, we paid one-half of the October 31, 2006 interest payments that had accrued under the debentures by issuing a 17% Debenture and a 16% Debenture in the face amount of $91,300 and $20,170, respectively (the “Interest Debentures”). We will be required to make monthly principal payments of $5,073 and $1,121, respectively, commencing in May 2008 and continuing until the Interest Debentures are repaid in full.

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

We believe that there is a market for our technology and services outside the United States and we intend to continue to develop our distribution and content relationships in Europe, Asia and throughout the rest of the world. We currently have distribution agreements in Asia and Europe.  As part of this effort both our Asian and European distributors have made significant capital commitments both for ITVN set-top boxes as well as the installation of servers and other hardware necessary to support a number of our networks in Europe. Over $800,000 has been invested in the servers and other hardware. Our Asian distributor launched its marketing program in January 2006 and our European subsidiary is expected to begin marketing in December 2006. Our European distribution will be coordinated through our newly formed subsidiary based in Luxembourg.

To date, our efforts have been primarily directed toward establishing our operations, obtaining the programming necessary to attract a larger subscriber base, and raising the debt and equity financing necessary to fund our operations. During the past several months, the amount of programming that has become available, or will soon be available, on our ITVN Service has substantially improved, particularly with our recent agreement with Starz Entertainment Group LLC pursuant to which we were granted the non-exclusive right to distribute Starz programming services to our subscribers as part of our ITVN Service in the United States and the November 9, 2006 announcement of our agreement with Universal Pictures that will make the Universal Pictures’ movies available to ITVN Service subscribers beginning in December 2006. In addition, during the past 12 months, we have raised over $9.5 million in cash proceeds through the sale of convertible preferred stock and convertible debentures, which securities were accompanied by common stock purchase warrants. We believe that the recent additions to our programming will significantly improve our operations in the future if our subscriber base increases as projected. Unfortunately, the manner in which we are required to account for our outstanding warrants has resulted in distortions in our operating results that do not reflect our actual operations. For example, although during the fiscal quarter ended September 30, 2006 we only generated $217,000 of revenues and incurred a loss from continuing operations of approximately $2,023,000, due to changes in the value of certain of our derivative securities, we are reporting net income of $7,678,000 for that fiscal quarter. See, “Critical Accounting Policies-- Accounting for Conversion Features and Warrants Issued with Convertible Debt,” below. Since the financial statement affect of these warrants, in general, fluctuates inversely with our stock price, our net losses/net income as reported on our financial statements may not accurately reflect our actual operations.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

Valuation of Inventory

We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or net realizable value. As of September 30, 2006, inventory was determined to be valued at net realizable value and accordingly no additional write down was necessary. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $7.69 million of convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm and were classified in the consolidated balance sheets as long-term liabilities.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement No. 123(R) (hereafter referred to as “SFAS 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Effective January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R.  For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $274,828 and $953,272, respectively, which increased the loss from operations and net loss by $274,828 and $953,272, respectively.   The impact on basic and fully diluted net loss per common share for the three and nine months ended September 30, 2006 was $.01 and $.04, respectively. Generally, the approach in SFAS 123R is similar to the approach described in Statement 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 13—Stock-Based Compensation of the consolidated financial statements for further information.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2006 vs. Three and Nine Months Ended September 30, 2005

We formally launched our ITVN Services in April 2005. During the nine months ending September 30, 2005, we generated only limited sales from operations and were still primarily engaged in developing our products and establishing our business. It was not until the fiscal quarter ended September 30, 2005 that we began to show growth in our customer subscription base and subscription revenues primarily due to subscription growth from our affiliate distribution channel. Accordingly, a comparison of the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 may not provide a meaningful comparison of our operations.

Net revenues. Net service and hardware revenues for the three and nine months ended September 30, 2006 and 2005 as a percentage of net revenues are listed below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2006		2005		2006		2005
Service revenues	$184,285	85%	$124,143	24%	$504,699	69%	$157,488	26%
Hardware revenues	33,027	15%	403,301	76%	221,552	31%	445,352	74%
Net revenues	$217,312	100%	$527,444	100%	$726,251	100%	$602,840	100%

Service revenues represent revenues received from subscriptions for the use of the ITVN Services. Service revenues for the three and nine months ended September 30, 2006 increased 48% and 220%, or $60,000 and $347,000, respectively, over the service revenues for the three and nine months ended September 30, 2005. We officially launched our ITVN Services, and formally commenced marketing our products in April 2005. Service revenues are based on the number of subscribers to the ITVN Services. Since the service was only launched in April 2005, the number of subscribers as of September 30, 2005 was small and, as such, service revenues were lower during the nine months ended September 30, 2005. Service revenues for the nine months ended September 30, 2006 reflect subscription proceeds from an increased number of subscribers to our ITVN Service. Consumer demand for the ITVN products and services increased due to the general availability of our products and services, the support of an affiliate distribution channel, and increased consumer awareness of ITVN. We anticipate fiscal year 2006 will have continued service revenue growth as our subscription base grows. We believe that subscriber interest in the ITVN Services depends on the programming that is available on the ITVN Services. Accordingly, a key goal of this company has been to increase the amount of viewing content that is available on our subscription service. In August 2006 we disclosed a four-year agreement with Starz Entertainment Group LLC (“Starz”) pursuant to which we were granted the non-exclusive right to distribute Starz programming services to our subscribers as part of our ITVN Service in the United States. The Starz programming services include 15 linear 24-hour services including Starz, Starz Cinema, Starz Comedy, Starz Edge, Starz InBlack, Starz Kids & Family, Encore, Encore Action, Encore Drama, Encore Love, Encore Mystery, Encore WAM, Encore Westerns, IndiePlex and RetroPlex. We also were granted the rights to carry “Starz On Demand” and “Encore On Demand”, which are services offering a selection of programs provided by Starz for video on demand. These Starz programs were launched in September 2006. In addition, on November 9, 2006, we announced an agreement that will make Universal Pictures’ movies available to ITVN Service subscribers beginning in December 2006. We believe that the availability of the Starz and Universal Pictures content on the ITVN Service will make our services more attractive to subscribers and will lead to an increased subscriber base in the future. However, since Starz was only recently introduced, and the Universal Pictures programming will not become available until December 2006, the timing of the anticipated increase in subscribers is unknown.

Hardware revenues, net of allowance for sales returns, reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. Since the ITVN Service can only be accessed through an ITVN set-top box, hardware distribution is a necessary pre-requisite to receiving subsequent revenues from ITVN Service subscribers. In August 2006, in order to determine whether we could significantly increase our subscriber base and increase our monthly service revenues, we initiated, on a test basis, a new marketing strategy in the United States in which we provide a free set-top box to all subscribers who sign a 12-month subscription. While we believe that eliminating the up-front payment that subscribers have to make for the set-top box will increase the number of long-term subscribers, this marketing strategy has reduced the revenues we previously derived from hardware sales. As a result, hardware sales revenues, as a percentage of total sales, were significantly larger during the 2005 fiscal periods than during the reported three and nine month fiscal periods in 2006. Hardware revenues for the three and nine month periods ended September 30, 2006 were 15% and 31%, respectively, of net revenues. In addition, hardware sales during the three months ended September 30, 2006 were less than otherwise expected because management was focused on acquiring the Starz, Universal Pictures and other new content sources. Due to these additional content sources during the three months ended September 30, 2006, we experienced a noticeable increase in our subscriber base during the three months ended September 30, 2006. Hardware revenues during the three and nine months ended September 30, 2005 consisted primarily of 6,000 set-top boxes sold to a distributor for resale purposes, while sales of set-top boxes for the nine months ended September 30, 2006 included both sales to individual subscribers and the sale of 1,000 ITVN-enabled set-top boxes to a distributor for resale purposes. If we continue the current marketing strategy of not charging U.S. subscribers for the set-top boxes, we believe the percent of hardware revenues compared to overall revenues will continue to decline.

Costs of goods sold. The net cost of our ITVN Service and our ITVN-enabled set-top box revenues for the three and nine months ended September 30, 2006 and 2005 as a percentage of cost of goods sold are listed below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2006		2005		2006		2005
Cost of service revenues	$55,229	47%	$42,488	5%	$151,614	33%	$57,384	6%
Cost of hardware revenues	47,660	41%	852,231	92%	264,109	58%	898,402	90%
Depreciation on capitalized inventory	13,840	12%	27,765	3%	39,889	9%	36,437	4%
Costs of goods sold	$116,729	100%	$922,484	100%	$455,612	100%	$992,223	100%

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

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top boxes we distribute and sell including freight costs. Our proprietary ITVN-enabled set-top boxes are manufactured for us by third party contract manufacturers. Until August 2006, we sold our set-top box hardware to subscribers at a low price primarily as a means to grow our subscriber base and our monthly service revenues, however, we do not intend to generate significant gross margins, if any, from these hardware sales. As described above, in August 2006, we commenced a new marketing strategy in which we gave subscribers a free ITVN proprietary set-top box if the subscribers entered into a 12-month subscription agreement. The cost of the set-top boxes that are given to subscribers for free is capitalized and depreciated over the expected useful life of the set-top box. We believe that by eliminating low margin hardware sales we will be able to increase the amount of long-term, higher margin services revenues in future periods.

At each balance sheet date, the company performs a detailed assessment of inventory which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at the lower of cost or net realizable value. During 2005, inventory was determined to be valued at greater than net realizable value and, during such periods, we recognized an inventory impairment charge to reflect the decrease of our inventory to its current market value. There were no changes to the estimate, and thus no adjustments were recorded during the nine months ended September 30, 2006.

Depreciation on capitalized inventory also represents depreciation on ITVN-enabled set-top boxes that we gave to a certain number of subscribers at no cost as a marketing promotion. In the event that these subscribers cancel the service, they are required to return the ITVN-enabled set-top box. We have retained a collections agency to collect the $99.95 that the customers agreed to pay if they do not return the ITVN-enabled set-top box. We capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2006 and 2005 as a percentage of operating expenses are listed below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2006		2005		2006		2005
Salaries	$480,384	22%	$319,737	36%	$1,377,973	24%	$685,743	29%
Professional fees	526,754	24%	196,618	22%	1,170,546	20%	671,192	28%
Sales and marketing	53,820	2%	35,975	4%	196,694	3%	243,815	10%
Depreciation and amortization	261,485	12%	109,314	12%	591,166	10%	240,754	10%
Stock based compensation	274,828	13%	-	0%	953,272	17%	-	0%
General and administrative	576,241	27%	225,042	26%	1,524,647	26%	548,961	23%
Operating expenses	$2,173,512	100%	$886,686	100%	$5,814,298	100%	$2,390,465	100%

Salaries for the three and nine months ended September 30, 2006 increased approximately 50% and 101% or $161,000 and $692,000, respectively, compared to the corresponding periods in 2005 due to the larger number of employees retained by the company in 2006 compared to the number of employees retained during 2005. As of September 30, 2006, we had 26 full-time employees and four contractors, compared to ---17 full-time employees and 6 contractors as of September 30, 2005. If our business grows as we plan, we may need to hire additional employees, which will result in larger salary expenses in the future.

Professional fees consist primarily of legal, technical, and marketing consulting fees, as well as financial, audit and public relations fees. For the three and nine months ended September 30, 2006 professional fees increased approximately 168% and 43% or $330,000 and $499,000, respectively compared to the corresponding periods in 2005. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002, and due to the additional technical and marketing consulting fees that we continue to incur in connection with increasing our subscriber base and increasing the amount of programming that we are making available to our customers.

Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, public relations activities, special promotions, trade shows, and the production of marketing related items. During the nine months ended September 30, 2005, we participated in a major trade show to publicly introduce our products and services prior to our official launch in April 2005. As a result of the significant cost of the 2005 trade show, sales and marketing expenses for the nine months ended September 30, 2005 exceeded the sales and marketing expenses for the nine months ended September 30, 2006 by approximately $47,000 or 19%.

Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the three and nine months ended September 30, 2006 increased 139% and 146% or $152,000 and $350,000, respectively compared to the corresponding periods in 2005 due primarily to the acquisition of additional hardware and software to support the Company’s business. A substantial amount of hardware was acquired during the nine months ended September 30, 2006 as a result of obtaining new content for two new networks.

During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Stock based compensation expense represents the expenses we are required to recognize in connection with the grant of stock options to our employees and is amortized on a straight-line basis over the requisite service period, which is generally a two year vesting period. We did not issue any stock options prior to January 1, 2006.

General and administrative expenses consist primarily of travel, internet connection, bad debt expense insurance and facility costs as well as individual equipment and software purchases below our threshold to capitalize. General and administrative expenses for the three and nine months ended September 30, 2006 increased 156% and 177% or $351,000 and $976,000, respectively compared to the corresponding periods in 2005, due primarily to the purchase of miscellaneous computer equipment and software to support the ITVN-Service, providing health insurance to employees beginning January 1, 2006, the settlement of a lawsuit in August 2006, increases in travel, entertainment, rent and utilities expenses and increases in internet connection fees related to the increase in subscribers and the addition of satellites as a means to receive new content and real-time content.

In addition to our operating losses of approximately $ 2,073,000 and $5,544,000 during the three and nine months ended September 30, 2006 we incurred interest expense, net of interest income, of $335,000 and $757,000, respectively. For the three and nine month periods ended September 30, 2005, we recorded interest expense of $92,366 and $181,608, respectively related to interest and fees on notes payable and a letter of credit. Interest expense has significantly increased in 2006 because we issued $7,696,850 of convertible notes payable between October 2005 and September 2006.

The net losses that we have incurred during the three and nine month periods ended September 30, 2006 have, however, been materially distorted by non-cash accounting adjustments related primarily to our derivative instruments. The net effect of these accounting adjustments has been to change our net operating loss to net income of $7,628,000 during the three months ended September 30, 2006 and to increase the net operating loss of $5,544,000 to a net loss of $9,514,000 for the nine month period ended September 30, 2006.The major components of the accounting adjustments are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Interest expense-derivative instruments	$(1,001,997)	$(13,517,178)
Amortization of debt discount	(558,179)	(1,149,425)
Change in fair value of derivative instruments	11,793,749	11,651,120

	$10,233,573	$(3,015,483)

Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the nine months ended September 2006 in connection with our convertible notes payable. Proceeds received from the $7,693,850 of outstanding convertible notes payable were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the convertible notes payable. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the convertible notes payable. As such, we recorded an expense of approximately $12,500,000, representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of each convertible note payable. Additionally, during the three and nine months ended September 30, 2006 approximately $558,000 and $1,149,000 of the convertible notes payable debt discount was amortized. Change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation. The other comprehensive losses relates to the unrealized loss on marketable securities.  The marketable securities that we own consist of certain securities of Interactive Brand Development, Inc. that we acquired in December 2005. We had no derivative instruments or options in the three and nine-month periods ended September 30, 2005, thus we did not record a change in fair value of derivative instruments and we had no other comprehensive losses for that period.

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

Our near-term goal is to generate revenues from the on-going monthly subscription fees paid by the subscribers for our ITVN Service. Until recently, we also intended to supplement our revenues through sales of our proprietary set-top boxes. However, in August 2006, we began offering a new subscription package in which the subscriber receives a free set-top box in exchange for a 12-month subscription term in an effort to increase the number of subscribers and to generate more higher margin service revenues. Accordingly, until we implement our other proposed revenue initiatives (such as advertising revenues from our ITVN Service), subscriptions will be our major source of cash from operations. Since our ITVN Service was launched in April 2005, we have not yet sold or otherwise distributed enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from monthly subscription revenues. Since our ITVN Service can only be used by subscribers through our proprietary set-top box, we need to distribute our ITVN-enabled set-top boxes to subscribers in order to increase our subscriber base. To date, we have purchased approximately 25,000 set-top boxes. While we expect the number of subscribers and our monthly subscription revenues to increase, we do not expect our subscription revenues to generate sufficient revenues to fund our on-going operating expenses in the near future. Accordingly, we will continue to be dependent on the receipt of funds generated from the sale of debt and equity securities to fund our operating capital needs. No assurance can be given that we will continue to be able to raise capital from these sources.

We currently have significant debt service obligations that negatively effects our liquidity. As of November 14, 2006 we are obligated to pay interest on $4,352,130 and $1,043,190 of currently outstanding 17% and 16% Secured Convertible Debentures, respectively on a quarterly basis. Interest on both the 17% and 16% Secured Convertible Debentures is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% and 16% Secured Convertible Debentures. As permitted by the 17% Secured Convertible Debentures we have paid one-half of the January 31, April 30, July 31 and October 31, 2006 interest payments that had accrued under the 17% Secured Convertible Debenture by issuing additional 17% Secured Convertible Debentures (having an aggregate face amount of $352,130). As permitted by the 16% Secured Convertible Debenture we have paid one-half of the July 31 and October 31, 2006 interest payments by issuing additional 16% Convertible Debentures (having an aggregate face amount of $43,190). We will be required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debenture are repaid in full.

Our obligations under both the foregoing 17% debentures and the 16% debentures are secured by a security agreement, pursuant to which we granted to the holder of those debentures a security interest in all of this company’s personal property assets. In connection with the sale of the 16% Secured Convertible Debenture and the 17% Secured Convertible Debenture, we also issued warrants to the holder of those debentures granting the holder the right to purchase a total of 2,000,000 shares of our common stock.

On June 20, 2006, we issued Variable Rate Secured Convertible Debentures for $2,500,000. Approximately $1,000,000 of the net proceeds we received from the sale of the Variable Rate Secured Convertible Debentures has been used to acquire additional equipment needed to receive, store and/or deliver additional video channels introduced during the current fiscal year. The balance of the net proceeds have been used to fund our working capital requirements. The Variable Rate Secured Convertible Debentures accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on July 1, 2006. Subject to our satisfaction of certain conditions, interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Secured Convertible Debentures have been repaid in full, we will be obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. To date, we have issued 98,645shares of our common stock as payment of a total of $197,292 of principal and interest under the Variable Rate Secured Convertible Debentures. We have recently held discussions with the holders of the Variable Rate Secured Convertible Debentures regarding restructuring the periodic payments (in both cash and stock) due under these debentures.

As indicated above, our operations currently do not generate sufficient cash to fund our cash working capital/operating needs. In addition, the funds we currently have on hand are not sufficient to fund all of our anticipated working capital needs through the end of the fourth quarter of 2006. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of the fourth quarter of 2006, we will have to obtain additional funds from either loans from affiliates or third parties, loans from unrelated parties or from additional sales of our securities. Under the current covenants on some of our outstanding debentures, any proceeds raised from the sale of our debt/equity securities, at the option of the holder, will have to be used to repay all of the 16% Convertible Debenture and up to half of the 17% Convertible Debenture. Accordingly, our ability to raise additional capital to fund our anticipated working capital needs may be severely limited. We do not have any written commitments from any affiliates or any third parties for additional loans. In addition, our ability to obtain financing will depend on, among other things, the actual and projected growth in our subscriber base, our ability to meet our projected business plans, our operating performance, and the condition of the capital markets. We cannot assure you that additional financing will be available to us, on a timely basis, or at all, to enable us to continue to operate our business. Furthermore, if we raise additional funds through the issuance of equity or equity-linked debt securities, the terms of such securities may be unfavorable to our existing stockholders, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Our goal is to generate sufficient monthly subscription revenues from on-going subscribers to fund all of our monthly anticipated operating expenses and, thereafter, to provide us with positive cash flows from operations. Based on our current projections of future operating expenses, including future marketing costs, we believe that we will reach the foregoing level of cash flow if all of the 25,000 set-top boxes that we have purchased are distributed to on-going customers who subscribe to the ITVN Service on a monthly basis. No assurance can, however, be given that we will be able to otherwise distribute all of the set-top boxes to customers who subscribe to our ITVN Service.

The following table summarizes our cash flow activities during the nine month period ended September 30, 2006:

Nine Months Ended September 30, 2006
Cash flows used in operating activities	$3,814,076
Cash flows used in investing activities	$1,090,604
Cash flows provided by financing activities	$3,400,000

Cash flows used in operating activities for the nine months ended September 30, 2006 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. Our financial statement net loss for the nine months ended September 30, 2006 exceeded our cash flows used in operating activities due in large part to non-cash charges resulting from (i) $1,149,000 of debt discount amortization, $13,517,000 of embedded derivates and $11,651,000 of the change in the fair value of such instruments that were recognized in connection with the issuance of our 17% and 16% Secured Convertible Debentures and Variable Rate Secured Convertible Debenture debentures (ii) $631,000 of depreciation and amortization, and (iii) $953,000 on non-cash expenses for stock based compensation. During the nine months ended September 30, 2006, the effect of the non-cash charges was partially offset by the sale of ITVN enabled set-top boxes and payments received from retailers on account. Cash flows used in investing activities for the nine months ended September 30, 2006 consisted primarily of $930,000 of fixed assets, principally satellite dishes, encoding servers and computer equipment, which we purchased to support an anticipated increase in our business and operations. Cash flows provided by financing activities for the nine months ended September 30, 2006 represented the proceeds from the issuance of the $1,000,000 16% Secured Convertible Debentures and $2,500,000 of Variable Rate Secured Convertible Debentures.

The following is a summary of our contractual cash obligations as of October 31, 2006:

Contractual Obligations	Total	2006	2007	2008	2009 and Thereafter
Related party notes payable	$956,593	$956,593	$-	$-	$-
17% Debentures	$4,260,830	$-	$1,812,603	$2,391,343	$56,884
16% Debenture	$1,023,020	$-	$111,110	$680,729	$231,181
17% Debenture issued 10-31-06	$91,300	$-	$-	$40,624	$50,676
16% Debenture issued 10-31-06	$20,170	$-	$-	$8,968	$11,202

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at September 30, 2006.

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

Although Radium has been in existence since April 2002, and our ITVN operating subsidiary has been in existence since December 2003, we should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with a new companies. Radium's previous operations were not successful and did not generate any meaningful amount of revenues. Accordingly, we have ceased those operations and are concentrating all of our efforts on developing the video delivery operations currently conducted by ITVN, our subsidiary. However, ITVN itself is an early-stage company that did not commercially launch its IPTV services until April 2005. As an early-stage company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly sales and subscription revenues will be able to pay all of our projected operating expenses until we have distributed all of the 25,000 set-top boxes that we have purchased to monthly paying customers. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

We have limited working capital and will need to raise additional capital in the future.

As of September 30, 2006, we had stockholders' deficit of $10,455,867. Since its inception through September 30, 2006, ITVN has had a net loss from operations of $10,459,417. We currently have a limited amount of cash available that is not sufficient to fund our anticipated future operating needs. While some of our officers/principal stockholders have, from time to time, made short-term loans to us to fund our working capital needs, none of these officers/stockholders has committed to make any additional loans, and no assurance can be given that we will receive additional loans if and when needed. Our capital needs in the future will depend upon factors such as market acceptance of our ITVN Service and any other new products and services we launch, the success of our core business, the amount of sales and subscription revenues that our operations generate, and the amount of our operating costs, including marketing and sales costs. None of these factors can be predicted with certainty. To have sufficient ITVN set-top boxes for the roll-out of our ITVN Service, we have to date purchased from our off-shore manufacturer a total of 25,000 set-top boxes. However, for our business to become profitable and to develop beyond the initial roll-out phase, we will have to purchase additional set-top boxes and will have to make additional capital expenditures to distribute the additional content we plan to offer to our subscribers. Accordingly, to fund our future operations, including the purchase of additional ITVN set-top boxes and additional equipment, we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available to us in the future or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition. In the event that we do not obtain all of the funds required to operate our business as planned, we will have to reduce our operations to a level that can be supported by our limited cash flow, abandon certain business plans, or even terminate our operations altogether.

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

In October 2005 we issued the $4,000,000 17% Secured Convertible Debenture. In April 2006, we sold an additional $1,000,000 16% Secured Convertible Debenture. In June 2006, we issued $2,500,000 of Variable Rate Secured Convertible Debentures. All of the foregoing debentures are secured by security interests on all of our assets. Accordingly, if we are unable to make any of the required payments under the debentures or if we are otherwise unable to repay the debentures when repayment of the debentures are due, the holders of the debentures will have the right to foreclose on all of our assets, which would prevent us from continuing our operations. Although we have the right to pay up to 50% of each interest payment under both the 17% debenture and the 16% debenture by issuing additional similar debentures to holders of those debentures, and we can issue shares to pay principal and interest on the Variable Rate Secured Convertible Debentures if we meet the requirements of the Variable Rate Secured Convertible Debentures, failure to pay any cash payments or securities payment under the foregoing debentures will result in a default. Failure to make any payment as required under the debentures could result in the acceleration of the debentures and the foreclosure of our assets. No assurance can be given that we will be able to make all payments as required or that we will be able to repay the debentures.

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

Although we have significantly increased the amount of programming that is now available to our subscribers (including the 15 recently launched Starz and Encore channels, the 150 on demand movies per month, Universal Pictures' extensive library, the new Setanta sports channel, music videos, radio broadcasts, and classic movies), our ITVN Services currently only appeal to viewers who are interested in those channels and not to the much larger audience that we believe will be interested in our products and services when our business plan is fully implemented. Having only a limited number of channels available at this time limits the reach of our marketing and sales efforts. Our strategy depends on expanding the content available using our set-top boxes, which in turn depends on our relationships with production and distribution companies that control content. We will need to develop and maintain such relationships as we expand our business to provide additional content. There can be no assurance, however, that we will be able to develop and maintain such relationships. If we are unable to increase the amount and variety of programming we obtain from content providers, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations, or to abandon the media delivery business despite our investment in infrastructure supporting such a business.

We have only had limited product sales to date, and we can give no assurance that our products and services will be accepted by the market.

We launched the sale of our set-top boxes in April 2005. Although our set-top boxes and network have functioned satisfactorily to date, no assurance can be given that our ITVN set-top boxes and the IPTV video programming that can be accessed through the set-top boxes will work satisfactorily in large scale commercial usage. Any unanticipated problems with our set-top boxes, or the ability to deliver high resolution video programming, would limit our ability to market our products and services. Because we have only been offering our products and services since April 2005, we do not have sufficient market data to predict whether our products and services will be accepted by the IPTV or video-on-demand markets, or whether any subscribers of our services will continue to subscribe to our services. Our current business model is based on maintaining a base of on-going monthly subscribers. Because the majority of our subscribers were obtained over the past twelve months, we have a limited history from which we can predict the success of our business model. Accordingly, we have limited experience in selling our ITVN set-top boxes and providing our services on which to base any prediction about our future operations and viability.

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

Because we have no proprietary technology that could act as an absolute barrier to entry, other companies can provide similar video delivery services that directly compete with our ITVN Service.

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

As of September 30, 2006, our directors, executive officers and one of our key employees beneficially owned approximately 53% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial number of shares have become eligible for public re-sale, the sales of which could cause our stock price to fall.

As of November 14, 2006, we had outstanding 23,758,272 shares of common stock. Of all of the currently issued and outstanding shares, only 6,177,983 shares have either been registered for resale or are otherwise freely tradable. However, as a result of the registration of the shares underlying our currently outstanding Series A Convertible Preferred Stock and related outstanding warrants, our currently outstanding 17% Secured Convertible Debentures and related outstanding warrants, our currently outstanding 16% Secured Convertible Debentures and related outstanding warrants, and our currently outstanding $2,500,000 Variable Rate Secured Convertible Debentures and related outstanding warrants, a total of 12,459,958 additional shares of our common stock could be issued and would immediately be able to be freely sold on the market. During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Accordingly, issuance and the sudden sale of 12,459,958 additional freely trading shares, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition, an additional 17,366,644 shares of restricted stock are currently eligible for public resale under Rule 144. Therefore, the number of shares eligible for public re-sale on the OTC Bulletin Board could significantly increase if and when the currently eligible Rule 144 shares are sold by the holders of those restricted shares. No prediction can be made regarding the effect that sales (or possible sales) of the shares that were registered in the three currently effective registration statements, or the shares that are currently subject to sale under Rule 144, will have on the market prices prevailing from time to time. Even if all of the shares that become available for resale are not sold at the time that they are eligible for re-sale, the possibility that a substantial number of shares of common stock may be sold in the public market may itself adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

INTERACTIVE TELEVISION NETWORKS, INC.
Date: November 14, 2006	By:	/s/ CHARLES PRAST
Charles Prast, Chief Executive Officer and Director
Date: November 14, 2006	By:	/s/ MURRAY WILLIAMS
Murray Williams, Chief Financial Officer and Director