Form 10KSB
period 2006-12-31
Interactive Television Networks
filed 2007-04-24
CIK 1174893

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-51022

INTERACTIVE TELEVISION NETWORKS, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0372720 (I.R.S. Employer Identification No.)
23241 Ventura Blvd., Suite 101 Woodland Hills, California (Address of principal executive offices)	91364 (Zip Code)

Issuer’s Telephone Number: (866) 988-4988

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
Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Issuer’s revenues for its most recent year: $1,045,494

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2007 was approximately $.05 based on the closing sales price reported by the OTC Bulletin Board on such date. There were 32,573,098 shares of the Company’s common stock outstanding on April 19, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

Part I
1.	Description of Business	1
2.	Description of Property	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12
Part II
5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	13
6.	Management’s Discussion and Analysis or Plan of Operation	14
7.	Financial Statements	32
8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	32
8A.	Controls and Procedures	32
8B.	Other Information	32
Part III
9.	Directors and Executive Officers of the Registrant	33
10.	Executive Compensation	34
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
12.	Certain Relationships and Related Transactions	42
13.	Exhibits	43
14.	Principal Accountant Fees and Services	46

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Interactive Television Networks, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiaries, ITVN, Inc. and ITVN Europe S.A.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

Interactive Television Networks, Inc., through our wholly owned subsidiaries, ITVN, Inc. and ITVN Europe S.A., is engaged in the business of developing, marketing, transmitting, and managing television programming over the Internet to subscribers who own one of our television set-top boxes. Our technology enables us to deliver virtually unlimited channels of live and pre-recorded streaming television video and audio content that is tailored for, and targeted to, specific audiences as well as the public in general. We have established and, since April 2005 have been operating, a proprietary, subscription based network of television programming, video on-demand services, and audio services that we refer to as our “ITVN Service.” Our principal executive offices are located at 23241 Ventura Boulevard, Suite 101, Woodland Hills, California 91364 and our telephone number at that address is ((866) 988-4988. We maintain a website at www.itvn.com. Information contained on our website does not constitute part of this report. Our stock is quoted on the OTC Bulletin Board under the symbol of ITTV.

This company, Interactive Television Networks, Inc., was originally incorporated under the laws of Nevada and was formerly known as Radium Ventures, Inc. Prior to June 2005, Radium Ventures had unsuccessfully tried to operate an internet document editing service from Vancouver, Canada. On June 3, 2005, Radium Ventures completed a merger in which Radium Ventures, through its wholly-owned subsidiary, acquired all of the outstanding shares of ITVN, Inc. In the merger, the former stockholders of ITVN, Inc. received 22,117,550 shares of our common stock. As a result of the merger, ITVN, Inc. became a wholly owned subsidiary of Radium Ventures. Following the merger, Radium Ventures changed its name to “Interactive Television Networks, Inc.,” replaced its officers and directors with those of ITVN, Inc., immediately ceased its internet based document editing operations, and moved its offices to Southern California. We currently do not plan to conduct any business other than the business, described above, that ITVN, Inc. has conducted since its organization. Accordingly, since our prior operating results as an Internet document editing business are not indicative of, and have no relevance to, our current or future operations or to our financial statement, all financial information contained in the enclosed financial statements for the periods prior to the Merger are those of ITVN.

Although we acquired ITVN, Inc. in the merger, for accounting purposes, the merger was accounted for as a reverse merger since the stockholders of ITVN, Inc. acquired a majority of the issued and outstanding shares of our common stock, and the directors and executive officers of ITVN, Inc. became our directors and executive officers. Accordingly, the financial statements attached as Item 7 in Part II above, and the description of our results of operations and financial condition, reflect (i) the operations of ITVN, Inc. alone prior to the merger, and (ii) the combined results of this company and ITVN, Inc. since the merger. No goodwill was recorded as a result of the merger.

Revised Business Plan/Financial Considerations/Strategic Alternatives

As indicated below in this Annual Report, our goal is to become a leading provider of subscription based, television programming networks distributed over the Internet directly to subscribers’ televisions. Until recently, our plan was to establish a pay broadcast network of television programming providing both general appeal programming targeted at both mainstream audiences as well as niche programming targeted at smaller audience segments. Our strategy for achieving our goals was to (i) build the physical infrastructure for collecting, storing and distributing our programming over the Internet, (ii) assemble a critical mass of mainstream and niche television programming, and (iii) to market these content television networks.

In order to implement our business plan and attract name brand content providers, we invested heavily in establishing our computer servers, video capture equipment, satellite reception equipment, and other systems for collecting, converting, storing and distributing programming over the Internet. In addition, we have also assembled a large and diverse collection of programming to appeal to both general audiences and to targeted niche markets. We believe that we have succeeded in fully developing our infrastructure for content collection and distribution, and our current capabilities are sufficient to meet all of the needs of our business plan. We also have had success in assembling a wide variety of both mainstream and niche market programming, including for example a wide variety of mainstream motion pictures (through (i) our Silver Screen channel of classic movies, (ii) our two agreements with Starz Entertainment Group LLC under which Starz granted to us the rights to offer 15 Starz and Encore channels and up to 150 on demand movies per month to our subscribers, and (iii) our agreement with NBC Universal to make Universal Pictures’ movies available to our subscribers), both mainstream and niche sports programming (consisting of the Setanta Sports programming featuring European soccer and worldwide rugby programming and a lacrosse channel,a karaoke channel, a live radio channel, a music video channel, and adult programming.

In order to fund our operations, including the purchase of set-top boxes, the purchase and installation of our programming collection and distribution facilities, and the various fees related to acquiring some of our programming content, we have to date raised a total of $10,350,000 of debt and equity financing. The financing that we have obtained includes $4,000,000 from the sale of a 17% Secured Convertible Debenture, the issuance of the $1,000,000 of a 16% Secured Convertible Debenture, the issuance of the $2,500,000 Variable Rate Secured Convertible Debentures, the issuance of an $850,000 Secured Convertible Debenture, the sale of $2,000,000 Series A Convertible Preferred Stock and various loans extended to us by third party institutions and by certain of our founders.

During the past year, most of our attention was directed at completing the physical infrastructure of our service, acquiring broadcast content, and raising necessary funds. As a small company, we did not have the financial and other resources to adequately market our ITVN Service. In addition, after we started to roll out our programming, we learned that our subscribers were less willing to subscribe for our mainstream ITVN Services than they were to subscribe for our niche programming (such as our European soccer channel, our karaoke channel, and our adult entertainment programming). As a result, revenues generated from operations have during the past two years been substantially below the amounts that our internal forecasts and budgets had anticipated. Currently, revenues generated from our operations are not sufficient to fund our working capital needs and we are unable to pay all of our accrued obligations. For example, MLB Advanced Media recently notified us that our agreement for the distribution of major league baseball as an ITVN Service has been terminated due to our inability to make payments. In addition, our current level of operations is not sufficient to enable us to make all debt service payments required under the debentures we sold and under the other loans that we obtained.

We believe that we have successfully demonstrated the technical and commercial viability of delivering paid subscriber based programming over the Internet. We have, however, recognized that in order to survive and succeed, our business plan needs to be revised and that we need additional funding to continue to operate until our revised plan becomes self-sustaining. We believe that the primary focus of our Internet delivered programming should be redirected to the niche markets because (i) niche programming acquisition costs are significantly lower than the acquisition costs of mainstream programming, (ii) competition in the niche markets is lower, (iii) profit margins in the niche programming markets are higher, and (iv) niche programming subscriber loyalty is much higher. For example, we have noticed that our subscriber retention rates for our European soccer and or adult programming is much higher than for our mainstream programming and that the subscriber acquisition cost is significantly lower than for mainstream programming. Competition for delivering motion pictures over the Internet to households is increasing rapidly, and numerous large, well funded companies are rolling out services for delivering motion pictures to be viewed at home. For example, Wal-Mart now offers downloadable motion pictures, Apple’s ITV product is scheduled to be launched later this year, Amazon and TiVo have announced an alliance to offer movies through Amazon’s online video store, and Netflix is testing a service to show its movies over the Internet (rather than its DVD-by-mail service). Accordingly, our current plan is to expand our niche programming.

While we believe that our revised business plan can become a successful business, we currently do not have the financial ability to operate until our subscriber base increases to a level that can sustain our operations. During the past year, our management has attempted to raise additional debt or equity funding in order to obtain the necessary working capital to fund the revised business plan. In addition, management has been forced to consider other alternatives to maintain the viability of our company, including strategic partnerships with other companies in the IPTV business, the sale of our ITVN programming and networks to independent IPTV providers or other on-line content providers, and the possible sale of some or all of this company’s assets. To date, we have not entered into any agreements for additional funding or for any alternative business transaction, and no assurance can be given that we will be able to raise additional funds or enter into any other agreement. If we are unable to raise funds or enter into a strategic partnership/sale agreement, we will have to substantially further reduce our operations and possibly cease our operations. See, “Risk Factors,” and “Management’s Analysis and Plan of Operations—Liquidity and Capital Resources.”

Technology Overview.

Currently, virtually all television content is delivered either through traditional over-the-air television broadcasts, through cable networks, or via satellite to home satellite dishes. These delivery systems are expensive to establish and expensive to operate. Recently, due to improvements in the Internet and the increasing domestic use of high-speed (or “broadband”) Internet connections, it is now possible to deliver television content over the Internet. This technology, known as Internet Protocol Television (or IPTV), enables us to deliver video content that is similar in quality to other currently existing television broadcasting systems. Because our IPTV television programming is delivered from our computer servers over the Internet using existing cable networks and telephone lines, we do not need to establish, maintain and operate television broadcast towers, satellites or cable networks. As a result, our costs of distribution and operation are significantly lower than for all traditional television services. In addition, because the IPTV technology uses a two-way digital broadcast signal, the use of IPTV enables us to deliver video content with many more features than other one directional television broadcasts and allows our subscribers to access our network of video channels, subscription services, and movies on demand. Our services also offer the television industry a platform for advertisers, content delivery and audience measurement research

Our Set-Top Box.

We have developed, and had manufactured, a set-top box that receives and decodes video delivered over the Internet in Internet protocol form (in packets) and converts that data into standard television signals. As a result, our set-top box enables viewers to receive high quality video and audio channels over the Internet and to view that video content on their televisions without the need for a personal computer. The set-top box was designed to our specifications and must be installed by subscribers of our service in order to be able to view our ITVN Services on their televisions.

Our proprietary set-top box consists mainly of (i) hardware containing a graphics card and software, and (ii) connection ports to audio/video components and the broadband connection. The hardware board has a web browser in one graphics mode and software that drives the media players. The box can use JavaScript and HTML to retrieve video images off an Internet server and delivers them onto the television screen. The set-top box also allows the use of a remote control to control navigation, and settings on the box. Our ITVN set-top box can be set for U.S. television standards (NTSC) or the European standard (PAL/SECAM).

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

Strategy.

Our goal is to become a leading provider of vertically integrated subscription based, television programming networks that are distributed over the Internet directly to the television. Our plan is to establish a virtual pay broadcast network of television programming. Until recently, our goal was to target both broad audiences as well as small, underserved niche markets. However, our recently revised goal is to establish proprietary, branded networks of personalized television and audio content aimed at niche or underserved audiences. By targeting niche programming markets, we believe that we are able to establish numerous new programming networks because there is a large quantity of programming from niche sources that is of interest to consumers but cannot be effectively delivered over traditional television delivery platforms due to cost or time constraints. We believe that the combination of our technology and the growth of broadband internet access will allow us to aggregate such content and deliver it on a subscription basis to a consumer audience willing to pay for such content. Such niche, or “narrow-cast” markets have the following benefits:

•	Low cost of content. Content pertaining to niche markets is readily obtainable at highly advantageous revenue sharing terms with minimum guarantees.

•	High margin. Such content in not available over compete platforms and, as such, we can charge a premium for this service.

•	Low churn. Based on our experience, subscribers to niche content are typically committed consumers of such programming and are more likely to remain long term subscribers.

•
Low cost of marketing. Consumers of niche content tend to be easily identified as they are often members of small on-line communities or consumers of specialized media. These on-line communities and specialized media have a low cost of advertising associated with communicating to their community and are interested in revenue sharing arrangements.

We already carry a number of niche networks including Karaoke, European soccer, classic movies, and adult entertainment. We intend to expand these niche networks to include ethnic programming, based both on VOD and place-shifting of foreign networks, as well as subject specific content including faith-based programming, specialty sports such a boxing, as well as a military network.

By avoiding the costs and risks associated with the creation of original programming and by the use of a low cost delivery platform we believe that we can minimize the financial risks associated with traditional television platforms. Our experience to date, while limited, has proven the practicality of our technology and we have entered into a number of agreements and negotiations with niche content owners who want to avail themselves of our platform to monetize content assets that cannot be readily distributed over traditional television platforms.

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

We believe that the primary factor limiting the implementation of our strategy is our ability to obtain additional funding. If we are unable to obtain additional funding, we will have to abandon the strategy described above, limit our operations to a few of the networks that we currently carry, further reduce our operations, and possibly cease our operations and/or sell our entire business. In addition, unless we obtain additional funding, we will have to renegotiate our outstanding indebtedness, or lose our assets through a foreclosure of the outstanding secured loans.

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

Setanta Sports, a network of live European soccer matches and worldwide rugby programming.

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

In addition, subject to obtaining necessary funding, we are currently completing arrangements to provide the following later in 2007: (i) live television feeds and VOD services from a number of branded movie networks; and (ii) television news programming from major, non-English speaking countries aimed at the foreign language immigrant population in the United States. Initially, for example, we expect to offer new television broadcasts from Europe, Russia and the Ukraine.

Although it is our intention to develop and offer some or all of the foregoing services, and possibly others, we can give no assurance that we will be able to develop these services or that we will determine that the services are commercially feasible.

Effective November 15, 2006, we entered into an affiliation agreement with MLB Advanced Media, L.P. pursuant to which we were granted the limited right to distribute, as part of our ITVN Service, certain U.S. Major League Baseball programming. We never implemented the Major League Baseball programming, and in January 2007 received a notice of termination from MLB Advanced Media, L.P. terminating our agreement.

Effective November 9, 2006, we entered into an agreement with NBC Universal to make Universal Pictures movies available to ITVN subscribers through our proprietary and award-winning IPTV set-top box. We never implemented the Universal programming, and expect to receive a notice of termination from NBC Universal terminating this agreement.

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

Research and Development

We devote a significant portion of our resources to research and development on our hardware, software and product services. During the years ended December 31, 2006 and 2005, we incurred approximately $217,000 and $139,000, respectively, of costs related to research and development. Our success in designing, developing and manufacturing new or enhanced products will depend on a variety of factors, including the identification of products addressing market demand, timely design and development, and effective manufacturing and assembly processes. Because of the complex nature of the field in which our research is focused, we cannot ensure that our research and development efforts will result in new products, or that our newly developed products will achieve market acceptance. Our failure to successfully develop and introduce new products could harm our business and operating results.

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

International Distribution

During the last three months of the year ended December 31, 2005, we signed distribution agreements in Asia and Europe.  As part of this effort both our Asian and European distributors have made significant capital commitments both for ITVN set-top boxes as well as the installation of servers and other hardware necessary to support a number of our networks in Europe. Over $800,000 has been committed by these two partners. Our Asian distributor launched their marketing program in January 2006.

Competition

Because IPTV technology is a new and still developing technology, to our knowledge, competition in the IPTV television programming market currently consists of numerous established and new companies. To our knowledge, however, none of these competitors has yet established either brand recognition or secured a large subscriber base. Accordingly, we currently compete with a number of similarly situated early stage companies in the IPTV market and with a growing number of competing technologies that permit programming content to be downloaded from the Internet for use with home televisions. However, a number of large, established companies, such as AT&T and Verizon, have publicly announced that they are developing, and intend to offer IPTV products and services in the near future. We will, therefore, also compete with numerous new competitors that are developing new and competing products and services. We expect competition to increase as additional network operators, including telecom service providers, begin deploying video services and the deployment of digital television, HDTV, personalized content and video-over-IP progresses.

There currently are a number of other companies that deliver video content for home viewing over the Internet using various technologies which, indirectly, compete with our IPTV Service. Many of these other companies still deliver their content to the consumer’s computer, rather than directly to the television, which content can then be viewed on the television. Many of these companies do not have the ability to offer live television where the content is delivered virtually instantaneously and, rather, require a significant wait before content can be viewed. Some of these companies that already offer, or have announced Internet content services that compete with our ITVN Services include the following:

--Apple Inc’s iTunes store, Wal-Mart’s new movie download service, and Movielink movie download service, offer U.S. customers an extensive selection of movies, foreign films and other content.

--DaveTV, self described as the distributor of DAVE Networks which utilizes the latest matrix distribution technology to deliver music, video and other information assets to consumers, corporate customers, and commercial customers.

--Akimbo, a licensor of special-interest programs from a variety of video providers distributed via broadband connections to televisions. Consumers must have an Akimbo Player to receive the Akimbo Service, a home network and a broadband internet connection in their homes. Using the Akimbo Guide, viewers choose their programming, which is downloaded to the Akimbo Player for later viewing (downloading times vary but can be longer than 2 hours). Unlike our ITVN Service, Akimbo does not provide for instant content on-demand.

--Vongo, the subscription movie service of Starz Entertainment Media Group that allows downloaded movies to be viewed on televisions using Microsoft’s Xbox 360.

--Netflix is now showing movies and television episodes over the Internet to subscribers using its recently announced “Watch Now” feature. This system however is limited to viewing on a computer.

--Amazon and TiVo have announced an alliance that permits customers to use their televisions to watch movies and television episodes purchased through Amazon’s new on-line video store, Unbox.

--ShifTV Inc., a Toronto broadcaster of ethnic and niche programming through the Internet.

--JumpTV Inc., a Toronto broadcaster of ethnic and niche programming through the Internet.

Most of the foregoing entities offer movies and television programs that can be downloaded over the Internet, which products indirectly compete with our movie offerings. However, the movie download services do not directly compete with us in our niche markets. Accordingly, we have shifted our emphasis from offering motion pictures in direct competition to some of the forgoing entities to the niche markets that only few IPTV companies have addressed.

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

Employees

As of March 31, 2007, we had 23 full-time employees and 3 contract/part-time employees, of which 5 are engaged in management and administrative functions, 5 are engaged in customer service and shipping functions, 7 are engaged in sales and marketing functions, and 9 are engaged in technology functions. Our employees are not represented by a labor organization or covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

Our operational center consists of an 8,000 square foot facility located in Woodland Hills, California that we lease on a month to month basis. Our operational center houses our executive offices, customer service facilities, sales and marketing department, computer servers, video capture equipment and our shipping/inventory facilities. We currently pay $10,265 per month for this facility.

In September 2006, we opened an office in Alameda, California primarily for the purpose of research and development on our set-top boxes. The office is leased under a month-to-month lease at a cost of $1,635 per month.

In January 2006, we opened a small executive office in Irvine, California. The office is leased under a month-to-month lease at a cost of approximately $200 per month.

We believe that our facilities are adequate for our currently anticipated needs, and we expect that additional facilities will be available on reasonable terms in other geographic locations to the extent we add new offices.

ITEM 3. LEGAL PROCEEDINGS.

On January 22, 2007, David Koenig, Holio, Inc. and Holio.net (collectively, the “Koenig Plaintiffs”) filed a complaint against Interactive Television Networks, Inc. and XTV, Inc. in the Superior Court of the State of California, County of Orange. Mr. Koenig has previously represented to us that Holio, Inc. and Holio.net are entities that he controls. The Koenig Plaintiffs allege that (i) we owe Mr. Koenig $427,344, plus interest at a rate of 8% per annum ($53,482), under a promissory note we executed in favor of Mr. Koenig, (ii) Mr. Koenig is entitled to collect $120,000 from us for his litigation legal fees, (iii) we owe the Koenig Plaintiffs unspecified amounts under a written licensing and distribution agreement and under a written content licensing agreement, and (iv) we have breached our oral consulting agreement with Mr. Koenig and, therefore, we owe him no less than $40,000 plus reimbursements of $6,148. The complaint also requests that the court order us to delete from our ITVN Service all of the content provided to us by the Koenig Plaintiffs and that we cease and desist from further offering their content to our customers. We believe that most of the claims made by the Koenig Plaintiffs are without merit and that we have valid counterclaims against the Koenig Plaintiffs. We intend to vigorously contest the claims made by the Koenig Plaintiffs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2006, we were scheduled to hold our 2006 annual meeting of stockholders at 10:00 a.m. on Friday, December 14, 2006. At the annual meeting, the stockholders were asked to act upon the election of our directors, the approval of our 2005 Equity Incentive Plan, and the ratification of our appointment of independent accountants. The annual meeting was not held because we did not have holders of sufficient number of shares present at the meeting to constitute a quorum. The meeting will be re-scheduled, but no new meeting date has yet been announced.

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

Quarter Ending	High	Low
Fiscal 2005
June 30, 2005(1)	$4.50	$3.00
September 30, 2005	$4.60	$4.00
December 31, 2005	$7.00	$4.10

Quarter Ending	High	Low
Fiscal 2006
March 31, 2006	$4.75	$4.00
June 30, 2006	$4.30	$2.25
September 30, 2006	$4.12	$2.05
December 31, 2006	$2.70	$0.60

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

Holders

As of December 31, 2006 there were 81 holders of record of our common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant. We are, however, prohibited from paying any dividends to our stockholders under the terms of our outstanding debentures and will not be able to make any dividend payments until the debentures are retired. Accordingly, we will not be able to make any dividend payments in the foreseeable future, and any earnings we may generate will be used to finance the development and expansion of our business.

Repurchase of Securities

We did not repurchase any of our common shares during fiscal year 2006.

Recent Sales of Unregistered Securities

We did not sell any unregistered shares during the fiscal year ended December 31, 2006 other than sales disclosed in our previously filed Forms 10-QSB and Forms 8-K.

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

Our significant accounting policies are summarized in Note 2 to ITVN’s audited financial statements for the year ended December 31, 2006 included in Item 7. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Valuation of Inventory

We value our inventory of ITVN set-top boxes at the lower of cost or net realizable value with cost determined on the first-in, first-out method. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or net realizable value. As of December 31, 2006 and 2005, inventory was determined to be valued at greater than net realizable value and accordingly was written down to reflect it’s current market value. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand or technological developments would significantly impact the value of our inventory and our reported operating results. In the future, if we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we then find our estimates are too pessimistic and we subsequently sell product that has previously been written down, our gross margin in that period will be favorably impacted.

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $8.35 million of convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm and were classified in the consolidated balance sheets as long-term liabilities.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement No. 123(R) (hereafter referred to as “SFAS 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” and accordingly, on January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123RThe 2005 Equity Incentive Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Equity Incentive Plan was terminated. Prior to the termination of the 2005 Equity Incentive Plan, the Company recorded stock-based compensation expense of $953,272, which increased the loss from operations and net loss by $953,272 for the year ended December 31, 2006.   The impact on basic and fully diluted net loss per common share for the year ended December 31, 2006 was $0.04. Generally, the approach in SFAS 123R is similar to the approach described in Statement No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 14—Stock-Based Compensation of the consolidated financial statements for further information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on our financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by us in the first quarter of 2007. We do not expect the adoption of this interpretation to have an impact on our financial position or results of operations.

Results of Operations

Comparison of the Year ended December 31, 2006 to the Year ended December 31, 2005.

We formally launched our ITVN Services in April 2005. During the year ended December 31, 2005, we generated only limited sales from operations and were still primarily engaged in developing our products and establishing our business. It was not until the quarter ended September 30, 2005 that we began to show growth in our customer subscription base and subscription revenues primarily due to subscription growth from our affiliate distribution channel. Accordingly, a comparison of the partial fiscal year ended December 31, 2005 to the full fiscal year ended December 31, 2006 may not provide a meaningful comparison of our operations.

Net revenues. Net service and hardware revenues for the years ended December 31, 2006 and 2005 as a percentage of net revenues are listed below.

	Year Ended December 31, 2006		Year Ended December 31, 2005

Service revenues	$768,606	74%	$265,932	35%
Hardware revenues	276,888	26%	501,595	65%
Net revenues	$1,045,494	100%	$767,527	100%

Service revenues represent revenues received from subscriptions for the use of the ITVN services. Service revenues for the year ended December 31, 2006 increased 189%, or $503,000 over the service revenues for the year ended December 31, 2005. We officially launched our ITVN Services, and formally commenced marketing our products in April 2005. Service revenues are based on the number of subscribers to the ITVN Services. Since the service was only launched in April 2005, the number of subscribers during the 2005 fiscal year was small and, as such, service revenues were lower during this period. Service revenues for the 2006 fiscal year ended reflect subscription proceeds from an increased number of subscribers to our ITVN Service. Consumer demand for the ITVN products and services increased due to the general availability of our products and services, the support of an affiliate distribution channel, and increased consumer awareness of ITVN. Based on our recent growth in subscription revenues, particularly for some of our niche programming networks, we anticipate that we will have continued service revenue growth in the 2007 fiscal year.

Hardware revenues, net of allowance for sales returns, reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. The decrease in hardware revenues, however, only reflects a decrease in revenues received from the sale of our set-top boxes, not a decrease in the number of set-top boxes in use with our subscribers. Since the ITVN Service can only be accessed through an ITVN set-top box, hardware distribution is a necessary pre-requisite to receiving subsequent revenues from ITVN Service subscribers. Since our goal was to increase the number of set-top boxes in use, our initial plan was to sell our set-top boxes at a price that approximated our cost of the boxes. In August 2006, in order to determine whether we could significantly increase our subscriber base and increase our monthly service revenues, we initiated, on a test basis, a new marketing strategy in the United States in which we provide a free set-top box to all subscribers who sign a 12-month subscription. While we believe that eliminating the up-front payment that subscribers have to make for the set-top box will increase the number of long-term subscribers, this marketing strategy has reduced the revenues we previously derived from hardware sales. As a result, hardware sales revenues, as a percentage of total sales, were significantly larger during the 2005 fiscal year than during the 2006 fiscal year. Hardware revenues for the year ended December 31, 2006 decreased 45% or $225,000 over the hardware revenues for the year ended December 31, 2005. Hardware revenues during the 2005 fiscal year consisted primarily of 6,000 set-top boxes sold to a distributor for resale purposes, while sales of set-top boxes for the 2006 fiscal year included both sales to individual subscribers and the sale of 1,000 ITVN-enabled set-top boxes to a distributor for resale purposes. If we continue the current marketing strategy of not charging U.S. subscribers for the set-top boxes, we believe the percent of hardware revenues compared to overall revenues will continue to decline.

Cost of Goods Sold. The net cost of our ITVN Service and our ITVN enabled set-top box sales revenues for the years ended December 31, 2006 and 2005 as a percentage of cost of goods sold are listed below:

	Year Ended December 31, 2006			Year Ended December 31, 2005

Cost of service revenues	$258,613	15%		$93,123	6%
Cost of hardware revenues Loss on content agreement	325,285 666,667	19 38	% %	1,141,403 -	71 -	% %
Inventory impairment	370,582	21%		316,660	19%
Depreciation on capitalized inventory	130,911	7%		65,492	4%
Cost of goods sold	$1,752,058	100%		$1,616,678	100%

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

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top boxes we distribute and sell including freight costs. Our proprietary ITVN-enabled set-top boxes are manufactured for us by third party contract manufacturers. Until August 2006, we sold our set-top box hardware to subscribers at a low price primarily as a means to grow our subscriber base and our monthly service revenues; however, we do not intend to generate significant gross margins, if any, from these hardware sales. As described above, in August 2006, we commenced a new marketing strategy in which we gave subscribers a free ITVN proprietary set-top box if the subscribers entered into a 12-month subscription agreement. The cost of the set-top boxes that are given to subscribers for free is capitalized and depreciated over the expected useful life of the set-top box. We believe that by eliminating low margin hardware sales we will be able to increase the amount of long-term, higher margin services revenues in future periods.

Loss on content agreement relates to our agreement with NBC Universal. We have never implemented the Universal programming, and expect to receive a notice of termination from NBC Universal terminating this agreement. Accordingly, the investment that had been made in the project was expensed at December 31, 2006.

Inventory impairment results from a detailed assessment of inventory performed at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at the lower of cost or net realizable value. As of December 31, 2006 and 2005, inventory was determined to be valued at greater than net realizable value and, we recognized inventory impairment charges of $370,582 and $316,660, respectively, to reflect the decrease of our inventory to its current market value. Depreciation on capitalized inventory represents depreciation on ITVN-enabled set-top boxes that we gave to a certain number of subscribers at no cost as a marketing promotion. In the event that these subscribers cancel the service, they are required to return the ITVN-enabled set-top box. We have retained a collections agency to collect the $99.95 that the customers agreed to pay if they do not return the ITVN-enabled set-top box. We capitalized the cost of the ITVN-enabled set-top boxes that were given away during this promotion. Depreciation relating to these boxes is calculated over their estimated useful lives.

Operating Expenses. Operating expenses for the years ended December 31, 2006 and December 31, 2005 as a percentage of operating expenses are listed below:

	Year Ended December 31, 2006		Year Ended December 31, 2005

Salaries	$1,863,354	25%	$1,022,381	27%
Professional fees	1,424,262	19%	1,110,380	30%
Sales and marketing	318,786	4%	355,730	10%
Depreciation and amortization	861,178	11%	366,372	10%
Stock based compensation	953,272	13%	-	0%
General and administrative	2,109,019	28%	883,303	23%
Operating Expenses	$7,529,871	100%	$3,738,166	100%

Salaries expense for the year ended December 31, 2006 increased approximately $841,000 or 82% compared to the year ended December 31, 2005 due to the larger number of employees retained by the company in 2006 compared to the number of employees retained during 2005. As of December 31, 2006, we had 23 full-time employees and 3 contractors, compared to 18 full-time employees and 4 contractors as of December 31, 2005. Because of our recent change in our business plan and our need to adjust our level of operations based on our lack of funds, our future salary expenses are currently not foreseeable.

Professional fees consist primarily of financial, technical, and marketing consulting fees, as well as financial, audit, legal and public relations fees. For the year ended December 31, 2006 professional fees increased approximately $314,000 or 28% compared to the year ended December 31, 2005. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002 and due to the additional technical and marketing consulting fees that we continue to incur in connection with increasing our subscriber base and increasing the amount of programming that we are making available to our customers

Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, special promotions, trade shows, and the production of marketing related items. During the year ended December 31, 2005, we participated in a major trade show to publicly introduce our products and services prior to our official launch in April 2005. As a result of the significant cost of the 2005 trade show coupled with managements focus in 2006 on obtaining new programming content, sales and marketing expenses for the 2005 fiscal year exceeded the sales and marketing expenses for the 2006 fiscal year by approximately $37,000 or 10%.

Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the year ended December 31, 2006 increased approximately $495,000 or 135% compared to the year ended December 31, 2004 due primarily to the acquisition of additional hardware and software to support our business. A substantial amount of hardware was acquired during the 2006 fiscal year as a result of obtaining new content for two new networks. Most of these costs were related to the infrastructure build out to support the Starz/Encore launch of 15 live channels and 150 movies on demand at any time. As we move towards servicing more profitable and attractive niche markets we expect to be able to use this infrastructure to support such networks at little or no additional cost.

General and administrative expenses consist primarily of travel, internet connection, bad debt expense, insurance and facility costs as well as individual equipment and software purchases below our threshold to capitalize. General and administrative expenses for the year ended December 31, 2006 increased approximately $1,226,000 or 139% compared to the year ended December 31, 2005, due primarily to the purchase of miscellaneous computer equipment and software to support the ITVN-Service, providing health insurance to employees beginning January 1, 2006, the settlement of a lawsuit in August 2006, increases in travel, entertainment, rent and utilities expenses and increases in internet connection fees related to the increase in subscribers and the addition of satellites as a means to receive new content and real-time content.

As a result of the significant increases in operating expenses, primarily the increases in salaries and general and administrative expenses, we incurred a loss from operations during the year ended December 31, 2006 of approximately $8,236,000, compared to a loss from operations of approximately $4,587,000 for the year ended December 31, 2005

In addition to our operating loss of $8,236,000 during the year ended December 31, 2006, we incurred interest expense, net of interest income, of approximately, $1,218,000. For the year ended December 31, 2005, we recorded interest expense of $392,000 related primarily to interest and fees on notes payable and a letter of credit. Interest expense has significantly increased in 2006 because we issued $8,745,320 of convertible notes payable between October 2005 and December 2006.

The net losses that we have incurred during the years ended December 31, 2006 and 2005 have, however, been materially distorted by non-cash accounting adjustments related primarily to our derivative instruments. The net effect of these accounting adjustments has been to decrease our loss from operations of $8,236,435 to a net loss of $7,277,318 for the year ended December 31, 2006 and to increase the net loss from operations of $4,587,317 to a net loss of $6,187,063 for the year ended December 31, 2005.The major components of the accounting adjustments are as follows:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Interest expense-derivative instruments	$(20,422,347)	$(1,031,150)
Amortization of debt discount	(1,801,974)	(185,195)
Change in fair value of derivative instruments	28,152,748	6,335

	$5,928,427	$(1,210,010)

“Interest expense - derivative instruments” consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the years ended December 31, 2006 and 2005 in connection with our convertible notes payable and warrants. Proceeds received from the $8,310,905 of outstanding convertible notes payable were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the convertible notes payable. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the convertible notes payable. As such, we recorded an expense of approximately $20,422,000 and $1,031,000 for the years ended December 31, 2006 and 2005, respectively, representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of each convertible note payable. Additionally, during the years ended December 31, 2006 and 2005 approximately $1,802,000 and $185,000, respectively, of the convertible notes payable debt discount was amortized.  Since the trading price of our common stock has decreased, we have recognized an approximate $28 million increase in the value of the derivative instruments for financial accounting purposes. Included in these adjustments is the effect of our issuance of common stock at $0.75 per share which resulted in reductions to the conversion prices of the convertible note payable, as well as the exercise price of the related warrants. As a result, our net loss was increased by $1,784,000.  As a result of these derivative-based financial statement adjustments that do not reflect our actual operations, during the past two fiscal years our GAAP net income has fluctuated significantly from our actual operating losses.

In connection with the sale of the Series A Convertible Preferred Stock during the year ended December 31, 2005, a dividend was recognized totaling $11,766,091. The consideration that we received for the shares of the Series A Convertible Preferred Stock consisted of cash and securities of another company. The dividend represents the difference between (i) the total cash proceeds plus the market value of the other securities that we received and (ii) the market value of the Series A Convertible Preferred Stock and warrants that we sold. The Series A Convertible Preferred Stock dividend is deducted from the net loss to determine the net loss attributable to common stockholders at December 31, 2005

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of both our common stock and Series A Convertible Preferred Stock, the issuance of the $4,000,000 17% Secured Convertible Debenture, the issuance of the $1,000,000 16% Secured Convertible Debenture, the issuance of the $2,500,000 Variable Rate Secured Convertible Debentures, the issuance of an $850,000 Secured Convertible Debenture, loans extended to us by third party institutions and by certain of our founders and, to a lesser extent, from revenues generated from our operations. Revenues from operations are subject to the amount and timing of cash received from customers for hardware purchases and cash received from monthly subscriptions.

Our near-term goal is to generate revenues from the on-going monthly subscription fees paid by the subscribers for our ITVN Service. Until recently, we also intended to supplement our revenues through sales of our proprietary set-top boxes. However, in August 2006, we began offering a new subscription package in which the subscriber receives a free set-top box in exchange for a 12-month subscription term in an effort to increase the number of subscribers and to generate higher margin service revenues. Accordingly, until we implement our other proposed revenue initiatives (such as advertising revenues from our ITVN Service), subscriptions will be our major source of cash from operations. Since our ITVN Service was launched in April 2005, we have not yet sold or otherwise distributed enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from monthly subscription revenues. Since our ITVN Service can only be used by subscribers through our proprietary set-top box, we need to distribute our ITVN-enabled set-top boxes to subscribers in order to increase our subscriber base. To date, we have purchased approximately 25,000 set-top boxes. While we expect the number of subscribers and our monthly subscription revenues to increase, we do not expect our subscription revenues to generate sufficient revenues to fund our on-going operating expenses in the near future. Accordingly, we will continue to be dependent on the receipt of funds generated from the sale of debt and equity securities to fund our operating capital needs. No assurance can be given that we will continue to be able to raise capital from these sources.

Currently, our operating expenses substantially exceed our gross profits, resulting in significant negative cash flow from operations. In addition, we currently have significant debt service obligations that further negatively effects our liquidity. As of December 31, 2006 we were obligated to pay interest on $4,352,130 and $1,043,190 of outstanding 17% and 16% Secured Convertible Debentures, respectively on a quarterly basis. Interest on both the 17% and 16% Secured Convertible Debentures is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% and 16% Secured Convertible Debentures. As permitted by the 17% Secured Convertible Debentures we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Secured Convertible Debenture by issuing additional 17% Secured Convertible Debentures (having an aggregate face amount of $445,386). As permitted by the 16% Secured Convertible Debenture we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments by issuing additional 16% Convertible Debentures (having an aggregate face amount of $64,240). Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and remains recorded as Interest Payable at April 15, 2007. As a result, the 17% and 16% Secured Convertible Debentures are in default and accordingly, the debentures and related derivative financial instruments are classified as current liabilities in the financial statements included in Item 7, herein. We will be required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full.

On June 20, 2006, we issued Variable Rate Secured Convertible Debentures for $2,500,000. Approximately $1,000,000 of the net proceeds we received from the sale of the Variable Rate Secured Convertible Debentures has been used to acquire additional equipment needed to receive, store and/or deliver additional video channels introduced during the current fiscal year. The balance of the net proceeds have been used to fund our working capital requirements. The Variable Rate Secured Convertible Debentures accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on July 1, 2006. Subject to our satisfaction of certain conditions, interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. Since November 1, 2006, we have been obligated to make monthly principal payments of $125,000 under the Variable Rate Secured Convertible Debentures. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. As of December 31, 2006, we have issued 388,269 shares of our common stock as payment of a total of $497,893 of principal and interest under the Variable Rate Secured Convertible Debentures. We have recently held discussions with the holders of the Variable Rate Secured Convertible Debentures regarding restructuring the periodic payments (in both cash and stock) due under these debentures. To date, no agreement has been reached with the holders of our defaulted debentures, and no assurance can be given that we will be able to reach an agreement with the debenture holders regarding any revision to the terms of the debentures.

In December 2006 we executed a secured convertible debenture for $850,000. The debenture evidenced a loan made to us in November 2006 by the holder of the 17% debentures and the 16% debentures and is secured by substantially all of our personal property. Additionally, 4,500,000 shares of our common stock have been pledged by various shareholders as security. The debenture was due in January 2007 but has not been paid. Accordingly, we are currently in default under that loan. The loan states that interest will accrue at a rate of 5% per month.

Our obligations under both the foregoing 17% debentures and the 16% debentures are secured by a security agreement, pursuant to which we granted to the holder of those debentures a first priority security interest in all of this company’s personal property assets. In addition, we have granted the holders of the Variable Rate Secured Convertible Debentures a second priority lien on our assets. Currently, we are not in compliance with certain of the covenants and provisions of the foregoing debentures and have not made all required interest payments. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time.

As indicated above, our operations currently do not generate sufficient cash to fund either our cash working capital/operating needs or our debt service obligations. In addition, the funds we currently have on hand are not sufficient to fund all of our anticipated working capital needs through the end of the second quarter of 2007. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of the first quarter of 2007, we will have to obtain additional funds from either loans from affiliates or third parties, loans from unrelated parties or from additional sales of our securities. Under the current covenants on some of our outstanding debentures, any proceeds raised from the sale of our debt/equity securities, at the option of the holder, will have to be used to repay all of the 16% Convertible Debenture and up to half of the 17% Convertible Debenture. Accordingly, because of the foregoing terms of the debentures, and our current default under those debentures, our ability to raise additional capital to fund our anticipated working capital needs is severely limited. We do not have any written commitments from any affiliates or any third parties for additional loans. We cannot assure you that additional financing will be available to us, on a timely basis, or at all, to enable us to continue to operate our business. Furthermore, if we raise additional funds through the issuance of equity or equity-linked debt securities, the terms of such securities may be unfavorable to our existing stockholders, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities during the year ended December 31, 2006:

Year Ended December 31, 2006
Net cash used in operating activities	$5,684,498
Net cash used in investing activities	$1,124,815
Net cash provided by financing activities	$5,428,350

Cash flows used in operating activities for the year ended December 31, 2006 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. Our financial statement net loss for the year ended December 31, 2006 exceeded our cash flows used in operating activities due in large part to non-cash charges resulting from (i) $1,802,000 of debt discount amortization and $20,422,000 of embedded derivates (which were offset by a $28,153,000 of the change in the fair value of such instruments that were recognized in connection with the issuance of our 17% and 16% Secured Convertible Debentures and Variable Rate Secured Convertible Debenture debentures) (ii) $992,000 of depreciation and amortization, and (iii) $953,000 of non-cash expenses for stock based compensation. During the year ended December 31, 2006, the effect of the non-cash charges was partially offset by the sale of ITVN enabled set-top boxes and payments received from retailers on account. Cash flows used in investing activities for the year ended December 31, 2006 consisted primarily of $1,140,000 of fixed assets, principally satellite dishes, encoding servers and computer equipment, which we purchased to support an anticipated increase in our business and operations. Cash flows provided by financing activities for the year ended December 31, 2006 represented the proceeds from the issuance of the $1,000,000 16% Secured Convertible Debentures, the $2,500,000 of Variable Rate Secured Convertible Debentures and the $850,000 Secured Convertible Debenture.

The following is a summary of our contractual cash obligations as of March 30, 2007:

Contractual Obligations	Total		2007		2008		2009 and Thereafter
Related party notes payable		$956,593		$956,593		$-		$-
17% Debentures (1)		$4,352,130		$4,352,130		$-		$-
16% Debenture (1)		$1,043,190		$1,043,190		$-		$-
17% Debenture issued 1-31-07 (1)		$93,256		$93,256		$-		$-
16% Debenture issued 1-31-07 (1)		$21,050		$21,050		$-		$-
Variable rate debentures Secured convertible debenture	$ $	2,069,325 850,000	$ $	1,319,325 850,000	$ $	750,000 -	$ $	- -

(1) The 17% and 16% Debentures are in default of certain of their debt covenants and accordingly, the outstanding contractual obligation is show due in 2007.

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at December 31, 2006.

We do not believe that inflation has had a material impact on our business or operations.

FACTORS THAT MAY AFFECT OUR BUSINESS AND OUR FUTURE RESULTS

We face a number of substantial risks. Our business, financial condition, results of operations and stock price could be harmed by any of these risks. The following factors should be considered in connection with the other information contained in this Annual Report on Form 10-KSB.

Risks Related To Our Business

We have limited working capital and must raise additional capital in order to continue to operate.

As of December 31, 2006, we had stockholders' deficit of $7,334,380. Our operating expenses for fiscal 2006 were $5,700,000, excluding non-cash expenses such as depreciation, amortization and stock based compensation expenses. In addition, we incurred a gross loss during fiscal 2006 of $707,000 and incurred a total of $1,228,000 of interest expense during fiscal 2006. Although our subscription revenues and hardware sales have recently increased, our operating revenues are not sufficient to fund our operating expenses and are not expected to increase sufficiently in the near term to fund the foregoing operating deficits. The limited amount of cash available to us as of the date of the filing of this Annual Report is not sufficient to fund our anticipated operating needs for more than a few months. Accordingly, in order to continue to operate, we must obtain additional funding from debt or equity offerings, strategic partnerships or the sale of some of our assets. To fund our future operations we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available to us in the future or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling stock, the ownership of our existing stockholders will be diluted. Any inability to obtain required financing would have a material adverse effect on our business, results of operations and financial condition. In the event that we do not obtain all of the funds required to operate our business in the near future, we will have to reduce our operations to a level that can be supported by our limited cash flow, abandon certain business plans, or even terminate our operations altogether.

We are currently in default under our outstanding secured debentures and could be subject to foreclosure actions at any time. The debentures are secured by liens on all of our assets. If any foreclosure actions are initiated, we could lose our entire our business, and our stockholders would lose their entire investment.

We currently have outstanding debentures that, as of December 31, 2006, had an outstanding principal balance of $8,310,905. All of the foregoing debentures are secured by security interests on all of our assets. We currently are technically in default under our outstanding debentures. Accordingly, the holder of any of the debentures could at any time declare a default under the debentures, accelerate the maturity dates of the debentures, and thereafter commence foreclosure proceedings. In the event of a foreclosure proceeding, all of our assets would be seized to satisfy our obligations to the debenture holders, which would cause our operations to be sold and would result in a loss of each stockholders investment in this company. To date, none of the debenture holders has declared a default. However, we have not entered into any forbearance or agreements with the debenture holders under which the holders have agreed not to declare a default and foreclose. Therefore, a foreclosure could be initiated at any time.

The default under our outstanding debentures limits our ability to raise capital or to enter into strategic partnerships or disposition transactions. Any funds received by us in a third party strategic partnership or asset disposition transaction would first be allocated to the debenture holders, which may not leave any such funds available for the stockholders.

Because we need additional funding to continue our operations and to fund our business plan, we need to raise additional debt or equity funding. However, because we are in default under our debentures and, therefore, could lose our assets in a foreclosure at any time, investors and lenders are reluctant to provide us with additional funding. Any additional funding would require us to renegotiate and restructure the terms of our currently outstanding debentures. No assurance can be given that the holders of the debentures would agree to restructure the terms of their debentures, or if they did agree, that such revised terms would be satisfactory to any new funding source. Furthermore, we have been exploring entering into alternative transactions with third parties in order to maintain value for our stockholders, our debenture holders and our other creditors. However, any strategic partnership or disposition transaction will also depend upon our ability to satisfy our debenture holders. Should we enter into any transaction with a third party regarding a strategic partnership or a sale or other disposition of some or all of our assets, because our assets are subject to liens in favor of the debenture holders, any proceeds received in such a transaction would first have to be applied to satisfy our debentures. Depending on the proceeds we receive from any third party transaction, little or no proceeds may be available to the other creditors of this company or to the stockholders.

We are an early-stage company subject to all of the risks and uncertainties of a new business.

We should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with a new companies. We did not commercially launch our ITVN Services until April 2005, and have only generated a total of $1,813,000 of revenues since then. As an early-stage company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly sales and subscription revenues will be able to pay all of our projected operating expenses until we have distributed all of the 25,000 set-top boxes that we have purchased to monthly paying customers. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

Our auditors have issued a going concern opinion because of doubts about our ability to continue as an operating concern.

Our auditors have included a going concern opinion on our financial statements because we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

Many very large and well-funded companies have announced that they are entering into various aspects of the IPTV market that we serve or that they are offering products that indirectly compete with our services. These companies will be able to offer products and technologies that will directly compete with our products and technology.

Although IPTV is still a relatively new and developing technology, numerous world class companies have announced their intention to enter into various aspects of delivering movies and television programming over the Internet using IPTV technology (the technology that we use in delivering our ITVN Services) or other download devices that are currently on the market. The companies that have announced IPTV technologies include U.S and European telecommunications companies (such Verizon, AT&T, Bellsouth, France Telecom, Deutsche Telekom), set-top box manufacturers (such as Linksys-KiSS, a division of Cisco Systems, Motorola, Scientific-Atlanta, Tatung Co. and Thomson), and software companies (such as Microsoft). Companies that have announced movie download services for watching movies at home include Apple Inc. (iTunes), Starz Entertainment Media Group (Vongo), Netflix, Wal-Mart, Amazon and TiVo. There currently are a number of companies worldwide that have already deployed IPTV services, although most of those companies, like our company, still only have a relatively small number of subscribers. As a result, we expect that competition for subscribers and competition among IPTV delivery services and Internet movie delivery services will dramatically increase in the very near future. As a small, early-stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because we are already offering an operational service and because we offer a large library of programming, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this new and evolving marketplace. Although we do not believe that video content delivered to home computers directly competes with our 1`ITVN Services (which delivers video content directly to home television sets), a number of hybrid technologies have recently been introduced that transfer Internet content to television sets. For example, TiVo, Inc. has introduced a new feature that allows subscribers to download videos off the Web to their televisions, and AT&T has launched its Homezone service that combines satellite TV with Web-based movie content for television viewing. These other technologies may also compete with our ITVN Services and could reduce the potential market for our IPTV-based system.

The success of our business depends on the growth of our content library, the growth of our subscriber base, and negotiations of favorable pricing terms with content providers.

Although we have significantly increased the amount of programming that is now available to our subscribers (including the 15 recently launched Starz and Encore channels, the 150 on demand movies per month, the new Setanta sports channel, music videos, radio broadcasts, and classic movies), our ITVN Services currently only appeal to viewers who are interested in those channels and not to the much larger audience that we believe will be interested in our products and services when our business plan is fully implemented. Having only a limited number of channels available at this time limits the reach of our marketing and sales efforts. Our strategy depends on expanding the content available using our set-top boxes, which in turn depends on our relationships with production and distribution companies that control content. We will need to develop and maintain such relationships as we expand our business to provide additional content. There can be no assurance, however, that we will be able to develop and maintain such relationships. If we are unable to increase the amount and variety of programming we obtain from content providers, we may be forced to change our strategy, which could have a material adverse effect on the results of our operations, or to abandon the media delivery business despite our investment in infrastructure supporting such a business.

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

Because we have no proprietary technology that could act as an absolute barrier to entry, other companies can and do provide similar video delivery services that directly compete with our ITVN Service.

The set-top box that we sell or otherwise provide to our subscribers for access to our video library was developed based on existing technologies and on commonly available components. Although we believe that certain aspects of the set-top box may be protected by trade secret laws, we do not own any patents on the set-top boxes or the technologies used to make or operate them. Accordingly, competitors can develop, and have developed set-top boxes or other IPTV technologies that provide Internet video delivery services that are comparable or better than the ITVN Service that we provide. To our knowledge, at least two major telecommunications companies are developing their own set-top box that is expected to have at least the same functionality as ours. Although the set-top boxes of other companies will not be able to access our channels or view our video content, these other set-top boxes will directly compete with us for customers based on price, quality of service, and the selection of video programming.

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

Our existing directors and officers hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of December 31, 2006, our directors and executive officers beneficially owned approximately 30% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Substantial number of shares have become eligible for public re-sale, the sales of which could cause our stock price to fall.

As of April 16, 2006, we had outstanding 29,398,494 shares of common stock. Of all of the currently issued and outstanding shares, only 6,025,520 shares have either been registered for resale or are otherwise freely tradable. However, as a result of the registration of the shares underlying our currently outstanding Series A Convertible Preferred Stock and related outstanding warrants, our currently outstanding 17% Secured Convertible Debentures and related outstanding warrants, our currently outstanding 16% Secured Convertible Debentures and related outstanding warrants, our currently outstanding $850,000 Secured Convertible Debenture and our currently outstanding $2,500,000 Variable Rate Secured Convertible Debentures and related outstanding warrants, a total of 18,551,089 additional shares of our common stock could be issued and would immediately be able to be freely sold on the market. During the past year, however, the average daily trading volume of our shares has been extremely low, and there have been many days in which no shares were traded at all. Accordingly, issuance and the sudden sale of 18,551,089 additional freely trading shares, or the perception that such shares will or could come onto the market, could have an adverse affect on the trading price of the stock. In addition, most of the currently unregistered outstanding shares are eligible, subject to applicable volume restrictions for public resale under Rule 144. Therefore, the number of shares eligible for public re-sale on the OTC Bulletin Board could significantly increase if and when the currently eligible Rule 144 shares are sold by the holders of those restricted shares. No prediction can be made regarding the effect that sales (or possible sales) of the shares that were registered in the three currently effective registration statements, or the shares that are currently subject to sale under Rule 144, will have on the market prices prevailing from time to time. Even if all of the shares that become available for resale are not sold at the time that they are eligible for re-sale, the possibility that a substantial number of shares of common stock may be sold in the public market may itself adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 31, 2007 Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.

Name	Age	Position
Charles Prast	41	Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director
Michael Martinez	41	President and Director
Joseph J. Scotti(1)	48	Director, Executive Vice-President of Programming
Geoffrey Brown(1)	60	Director
John Wirt(1)	43	Director

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

Charles Prast, Chief Executive Officer, Interim Chief Financial Officer, Secretary. Mr. Prast became our Chief Executive Officer effective June 3, 2005.  Upon the resignation of our prior Chief Financial Officer and Secretary in February 2007, Mr. Prast assumed the position of interim Chief Financial Officer until a full-time replacement Chief Financial Officer is hired. Mr. Prast served as a consultant to ITVN from April 2005 until his appointment as our Chief Executive Officer.  From October 2004 until March 2005, Mr. Prast served as a consultant to Interactive Brand Development, Inc.  From May 2002 until November 2003, Mr. Prast was the President and Chief Executive Officer of Private Media Group, Inc.  Before joining Private Media, Mr. Prast was a senior corporate financier for a number of leading investment banks in the US and Europe including Commerzbank Securities, ING-Barings Furman Selz, NatWest Markets and Drexel Burnham Lambert.  Mr. Prast received a B.A. degree from Bates College in 1987.

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

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table summarizes compensation paid, or earned by (i) all individuals who served as our Chief Executive Officer during the fiscal year ended December 31, 2006, (ii) all individuals who served as our Chief Financial Officer during the fiscal year ended December 31, 2006, and (iii) the three most highly compensated executive officers who served on December 31, 2006 and whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2006 (the foregoing individuals are herein collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(1)	Total ($)
Charles Prast, Chief Executive Officer, President	2006	240,000	—	—		(3)	—	21,336	261,336
Michael Martinez, President	2006	240,000	—	—		(3)	—	3,833	240,000
Murray Williams, Chief Financial Officer(4)	2006	240,000	—	—		(3)	—	10,871	250,871
Joseph J. Scotti, Executive Vice-President of Programming	2006	172,500	—	—		(3)	—	14,281	186,781

(1)	Amounts primarily represent medical insurance premiums and payments for automobile and electronic communication device expenses.

(2)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the named executive, in 2006 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the 2006 grants, refer to Note 9 of our financial statements in this Annual Report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive from these awards.

(3)
The Named Executive Officers were granted stock options in January 2006 to purchase shares at a price of $4.44 per share, which options were contingent upon obtaining stockholder approval for the 2005 Equity Incentive Plan during 2006. We did not obtain stockholder approval for the plan in 2006. Accordingly, under the terms of the 2005 Equity Incentive Plan, all options granted there under prior to such time were automatically cancelled in December 2006, and no options were in outstanding under the plan on December 31, 2006.

(4)	Mr. Williams served as Chief Financial Officer during 2006 but resigned in February 2007.

Stock Option Grants/Outstanding Equity Awards at Fiscal Year-End

We did not grant any options to any of our officers or directors until 2006. In January 2006, we granted to each of our Named Executive Officers and Directors a stock option to purchase shares at a price of $4.44 per share. The foregoing grant of options was contingent upon obtaining stockholder approval for the 2005 Equity Incentive Plan during 2006. We did not obtain stockholder approval for the 2005 Equity Incentive Plan in 2006. Accordingly, under the terms of the 2005 Equity Incentive Plan, all options granted to the Named Executive Officers and to the members of the Board of Directors during 2006 were automatically cancelled in December 2006.

As of December 31, 2006, none of our Named Executive Officers or directors owned any stock options or held any other form of equity awards.

Compensation of Directors

During the fiscal year ended December 31, 2006, our directors were entitled to a cash fee equal to $5,000 for each fiscal quarter during which such individual was a member of our Board of Directors. Because of our limited financial resources, we were not able to make all required $5,000 quarterly payments. The following table sets forth information concerning the compensation earned or paid to each of our directors during 2006 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Charles Prast	$10,000	(1)		(2)	—	—	$10,000
Michael Martinez	$10,000	(1)		(2)	—	—	$10,000
Geoffrey Brown	$10,000	(1)		(2)	—	—	$10,000
John Wirt	$10,000	(1)		(2)	—	—	$10,000
Joseph Scotti	$10,000	(1)		(2)	—	—	$10,000
Murray Williams(3)	$10,000	(1)		(2)	—	—	$10,000

(1)	Each director earned $20,000 during 2006 ($5,000 per fiscal quarter). However, we only paid the directors $10,000 during 2006; the remaining balance is still outstanding and owing to the directors.

(2)
In January 2006, Mr. Brown and Mr. Wirt were granted stock options to purchase 50,000 shares and Mr. Prast, Mr. Martinez and Mr. Williams were granted stock options to purchase 200,000 shares at a price of $4.44 per share. These options were contingent upon obtaining stockholder approval for the 2005 Equity Incentive Plan during 2006. We did not obtain stockholder approval for the plan in 2006. Accordingly, under the terms of the 2005 Equity Incentive Plan, all options granted to the Board of Directors during 2006 were automatically cancelled in December 2006. Accordingly, no Director owned any stock options as of December 31, 2006.

(3)	Mr. Williams served as Chief Financial Officer during 2006 but resigned in February 2007.

Employment Agreements/Post-Employment Compensation

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

2007 Equity Incentive Plan

In December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. Pursuant to the terms of the 2005 Equity Incentive Plan, the plan had to be approved by our stockholders within 12 months of the date of adoption. We did not obtain stockholder approval of the plan within the foregoing 12-month period. Accordingly, all options previously granted under that plan automatically were terminated. The 2005 Equity Incentive Plan was formally terminated in March 2007 by the Board and replaced by a new 2007 Equity Incentive Plan (the “2007 Plan”).

The 2007 Plan authorizes the granting of the following types of awards to persons who are employees or directors of Interactive Television Networks, Inc. or its subsidiaries or who are consultants or advisers to such entities:

•	“Incentive stock options” that are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder;

•	“Non-qualified stock options” that are not intended to be incentive options; and

•	Shares of common stock that are subject to specified restrictions.

Subject to the adjustment provisions of the 2007 Plan that are applicable in the event of a stock dividend, stock split, reverse stock split or similar transaction, up to 3,000,000 shares of common stock may be issued under the 2007 Plan and no person shall be granted awards under the 2007 Plan during any twelve-month period that cover more than 750,000 shares of common stock.

The 2007 Plan is administered by our Board of Directors or a committee of the Board of Directors, which determines the persons to whom awards will be granted, the type of award to be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the plan.

The 2007 Plan provides that the exercise price of each stock option may not be less than the fair market value of our common stock on the date of grant (or 110% of the fair market value in the case of incentive stock options granted to a person holding more than 10% of our outstanding common stock).

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

Unless otherwise determined by the committee, awards granted under the 2007 Plan are not transferable other than by will or by the laws of descent and distribution.

The 2007 Plan provides that, except as set forth in an individual award agreement, upon the occurrence of a corporate transaction all unvested options and stock appreciation rights shall automatically vest and thereafter remain exercisable for the lesser of the remaining term of the option or stock appreciation right, or 18 months after the consummation of the corporate transaction. A “corporate transaction” means (i) a merger or consolidation of the company with or into another corporation or entity (other than a merger with a wholly-owned subsidiary); (ii) a sale of all or substantially all of the assets of the company; or (iii) a purchase or other acquisition of more than 50% of the outstanding stock of the company by one person or by more than one person acting in concert.

The committee may alter, amend or terminate the plan in any respect at any time, but no alteration, amendment or termination will adversely affect in any material way any award previously granted under the plan, without the written consent of the participant holding such award.

Certain Federal Income Tax Consequences

Non-Qualified Stock Options

There will be no federal income tax consequences to either Interactive Television Networks, Inc. or the participant upon the grant of a non-qualified stock option if the exercise price is not less than the fair market value of our common stock on the date of the option grant. However, the participant will realize ordinary income on the exercise of the non-qualified stock option in an amount equal to the excess of the fair market value of the common stock acquired upon the exercise of such option over the exercise price, and Interactive Television Networks, Inc. will receive a corresponding deduction. The gain, if any, realized upon the subsequent disposition by the participant of the common stock will constitute short-term or long-term capital gain, depending on the participant’s holding period.

Incentive Stock Options

There will be no federal income tax consequences to either Interactive Television Networks, Inc. or the participant upon the grant of an incentive stock option. Upon exercise of the option, the excess of the fair market value of the stock over the exercise price (the “spread”) will be added to the alternative minimum tax base of the participant unless a disqualifying disposition is made in the year of exercise. A disqualifying disposition is the sale of the stock prior to the expiration of two years from the date of grant and one year from the date of exercise. If the shares of common stock are disposed of in a disqualifying disposition, the participant will realize taxable ordinary income in an amount equal to the spread at the time of exercise, and we will be entitled to a federal income tax deduction equal to such amount. If the participant sells the shares of common stock after the specified periods, the gain or loss on the sale of the shares will be long-term capital gain or loss and we will not be entitled to a federal income tax deduction.

Restricted Stock

Unless a participant makes an election under Section 83(b) of the Internal Revenue Code to accelerate recognition of the income to the date of grant, a participant receiving a restricted stock award will not recognize income, and we will not be allowed a tax deduction, at the time the award is granted. As and when the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the common stock no longer subject to restrictions, and we will be entitled to a corresponding tax deduction at that time.

Section 162(m) of the Internal Revenue Code

Pursuant to Section 162(m) of the Internal Revenue Code, we may not deduct compensation in excess of $1,000,000 paid to each of its chief executive officer and the four next most highly compensated executive officers subject to certain exceptions. The 2007 Plan is designed to comply with an exception from the limitation of Section 162(m) as to options granted under that Plan.

New 2007 Plan Option Grants

On March 3, 2007, our Board of Directors granted options to purchase 2,000,000 shares, of which options to purchase 100,000 shares were granted to our five directors, options to purchase 750,000 shares were granted to Mr. Martinez, our President, options to purchase 350,000 shares were granted to Mr. Prast, our Chief Executive Officer, and options to purchase 400,000 shares were granted to our employees. The exercise price of the foregoing options was $0.15 per share.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller. You can obtain a copy of the Code, without charge, by writing to our Corporate Secretary at Interactive Television Networks, Inc., 23241 Ventura Blvd., Suite 101 Woodland Hills, California 91364.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 16, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our Named Executive Officers and our directors and (c) by all executive officers and directors of this company as a group. As of April 16, 2007 there were 29,398,494 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percentage of Class
Charles Prast	1,031,767		3.46%
Michael Martinez	5,753,118		19.02%
Murray Williams	581,767		1.98%
Geoff Brown	100,000	(9)	*
Joseph J. Scotti	300,000	(9)	1.01
John Wirt	100,000	(9)	*
David Koenig	5,253,118		17.87%
XTV Investments LLC(3) 2200 SW 10th Street, Deerfield Beach, Florida 33442	4,147,082		14.11%
Mercator Momentum Fund, LP(4) 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	778,574	(5)	2.61%
Mercator Momentum Fund III, LP(4) 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	835,664	(6)	2.80%
Monarch Pointe Fund, Ltd(4). c/o Bank of Ireland Securities Services, Ltd. Mayer Street Lower Dublin 1, Republic of Ireland	3,419,350	(7)	11.19%
Pentagon Bernini Fund, Ltd. c/o Pentagon Capital Management Plc. 88 Baker Street London, England W1U 6TQ	4,754,813	(8)	9.99%
All executive officers and directors as a group (5 persons)	7,284,885		23.35%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons shown is c/o Interactive Television Networks, Inc., 23241 Ventura Boulevard, Suite 101, Woodland Hills, California 91364.

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

(4)
Does not include certain shares of common stock issuable upon the conversion of the non-voting shares of Series A Preferred Stock and/or upon the exercise of warrants owned by any of Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. The terms of the Series A Preferred Stock and the warrants do not permit the Series A Preferred Stock to be converted or the warrants to be exercised if, following the conversion, any of Mercator Momentum Fund, Mercator Momentum Fund III, Monarch Pointe Fund or M.A.G. Capital, LLC would beneficially own more than 9.99% of our outstanding common stock. M.A.G. Capital, LLC is the general partner of each of Mercator Momentum Fund, L.P. and Mercator Momentum Fund III, L.P., and controls the investments of Monarch Pointe Fund, Ltd. Since M.A.G Capital, LLC beneficially owns more than 9.99%, certain of the shares of the Series A Preferred Stock are not currently convertible, and certain of the shares of common stock issuable upon the exercise of the warrant have been included here.

(5)
Includes (i) 356,135 shares of common stock, (ii) a currently exercisable right to purchase 211,220 shares of common stock from Michael Martinez and (iii) a currently exercisable right to purchase 211,219 shares of common stock from David Koenig. The shares listed in this table do not include any shares of common stock underlying the Series A Preferred Stock or the warrants issued in conjunction with the Series A Preferred Stock. Mercator Momentum Fund, LP also owns 2,945,580 shares of common stock issuable upon conversion of their 589,116 shares of Series A Preferred Stock , and 46,835 shares of common stock issuable upon the exercise of the warrants issued in conjunction with the Series A Preferred Stock .

(6)
Includes (i) 428,835 shares of common stock, (ii) a currently exercisable right to purchase 203,414 shares of common stock from Michael Martinez and (iii) a currently exercisable right to purchase 203,415 shares of common stock from David Koenig. The shares listed in this table do not include any shares of common stock underlying the Series A Preferred Stock or the warrants issued in conjunction with the Series A Preferred Stock. Mercator Momentum Fund III, LP also owns 3,503,400 shares of common stock issuable upon conversion of their 700,680 shares of Series A Preferred Stock, and 55,704 shares of common stock issuable upon the exercise of the warrants issued in conjunction with the Series A Preferred Stock.

(7)
Includes (i) 2,248,618 shares of common stock, (ii) a currently exercisable right to purchase 585,366 shares of common stock from Michael Martinez and (iii) a currently exercisable right to purchase 585,366 shares of common stock from David Koenig. The shares listed in this table do not include any shares of common stock underlying the Series A Preferred Stock or the warrants issued in conjunction with the Series A Preferred Stock. Monarch Pointe Fund Ltd. also owns 10,217,685 shares of common stock issuable upon conversion of their 2,043,537 shares of Series A Preferred Stock , and (v) 162,461 shares of common stock issuable upon the exercise of the warrants issued in conjunction with the Series A Preferred Stock.

(8)
Consists of (i) 2,754,813 shares of common stock issuable upon the conversion of the ten outstanding Debentures, and (ii) 2,000,000 shares of common stock issuable upon the exercise of the Warrant. Under the Debenture, we have the right, exercisable at our option, to issue additional Debentures to Pentagon Bernini Fund, Ltd. as payment for interest that accrues under the Debenture. The documentation governing the terms of the Debenture and the Warrant contains provisions prohibiting any conversion of the Debenture or exercise of the Warrant that would result in Pentagon Bernini Fund, Ltd. owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. As a result of these provisions, that entity does not have beneficial ownership in excess of 9.99% of the outstanding shares of our common stock. The shares listed in this table do not include any shares of common stock underlying any Debentures that we may issue to Pentagon Bernini Fund, Ltd. in lieu of interest Pentagon Bernini Fund may earn under the Debentures. The conversion price of the Debentures and the exercise of the Warrant may be reduced under certain circumstances. The number of shares listed in this table does not take into effect any reduction of the conversion or exercise prices.

(9)	Represents shares issuable under currently exercisable stock options.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of reporting forms received by us and other information provided to us by our officers and directors, we believe that during its most recent year ended December 31, 2006, that our officers and directors failed to file a Form 4 in connection with stock options granted to them in January 2006 under the 2005 Equity Incentive Plan (which options were subsequently automatically terminated in December 2006). As a result of the automatic termination in December 2005 of the options granted to the officers and directors, none of the options subject to the foregoing Form 4 filing requirements was outstanding on December 31, 2006.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to securities that may be issued under our equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	—	—
Equity compensation plans not approved by security holders	-0-	—	—
Total	-0-	—	—

Our Board of Directors adopted our 2005 Equity Incentive Plan in December 2005. On January 31, 2006, we granted options to purchase a total of 1,340,000 shares of common stock under our 2005 Equity Incentive Plan to our employees and our directors. The exercise price of all of these options was $4.44 per share, the market price on the date of grant. On June 21, 2006, we granted options to purchase a total of 140,000 shares of common stock under our 2005 Equity Incentive Plan to an employee and to a consultant of the company. Under the 2005 Equity Incentive Plan, all of the foregoing option grants were conditioned upon the plan being submitted to, and approved by our stockholders. The 2005 Equity Incentive Plan was not approved by our stockholders in 2006. Accordingly, under the terms of the plan, all options granted automatically terminated, and no options were outstanding as of December 31, 2006. The 2005 Equity Incentive Plan has been terminated by our Board of Directors.

On March 3, 2007, our Board of Directors adopted a new 2007 Equity Incentive Plan pursuant to which the Board is authorized to issue options to purchase an aggregate of 3,000,000 shares. On March 3, 2007, the Board granted options to purchase 2,000,000 shares, of which options to purchase 100,000 shares were granted to our five directors, options to purchase 750,000 shares were granted to Mr. Martinez, our President, options to purchase 350,000 shares were granted to Mr. Prast, our Chief Executive Officer, and options to purchase 400,000 shares were granted to our employees. The exercise price of the foregoing options was $0.15 per share. In connection with the grant of these options on March 3, 2007, the Board of Directors determined that the exercise price was not less than the fair market value of the common stock on the date of grant. In making this determination, the Board of Directors determined that the market price of the common stock on that date did not reflect the fair market value of the common stock because of extremely limited and volatile trading, and instead considered such factors as this company’s stockholders’ deficit, operating losses, prospective earning power, status regarding its outstanding debentures, the economic outlook in the corporation’s industry and its position in the industry.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Between Us and Our Affiliates

Michael Martinez is a co-founder of ITVN and the President of both ITVN and Interactive Television Networks, Inc. To help fund this company’s short-term working capital needs, Mr. Martinez has, from time to time, made payments on behalf of this company for equipment purchases, software purchases, salaries, consulting fees, supplies and various other general expenses. These payments on behalf of the company, which to date have totaled in excess of $700,000, are treated as short-term, interest-free unsecured accounts payable of the company and are typically repaid when we have cash available. Mr. Martinez has also made direct cash loans to the company, which loans amounted to $529,249 as of December 31, 2006. The loans are evidenced by a note that bears interest at a rate of 8% beginning on July 1, 2005 and are due on demand. In December 2005, Mr. Martinez began to provide his services to ITVN through a consulting firm that he owns. As such, Mr. Martinez no longer accrues a salary from ITVN. Since then, all fees owed for services provided by Mr. Martinez have been paid to the consulting firm. The consulting firm was paid $210,000 in fiscal 2006.

In March 2007, Mr. Martinez purchased 1,250 set-top boxes from us at $120.00 per box. Our usual retail price for these set-top boxes is $99.95. The purchase was made in accordance with our standard sales policies that we offer to all third party purchasers of the set-top boxes. In the event that Mr. Martinez re-sells these set-top boxes, all users of the boxes would have to become subscribers of our ITVN Service, and Mr. Martinez would not have any interest in such subscription revenues.

David Koenig is a co-founder of ITVN and was the Chief Technology Officer of that subsidiary. To help fund this company’s short-term working capital needs, Mr. Koenig has, from time to time, made payments on behalf of this company for equipment purchases, software purchases, salaries, consulting fees, supplies and various other general expenses. These payments on behalf of the company, which to date have totaled in excess of $300,000, are treated as short-term, interest-free unsecured loans to the company and are typically repaid when we have cash available. Mr. Koenig has also made direct cash loans to the company, which loans amounted to $427,344 as of December 31, 2006. The loans are evidenced by a promissory note that bears interest at a rate of 8% beginning on July 1, 2005 and is due on demand. In January 2006, Mr. Koenig began to provide services to ITVN through a consulting firm that he owns. As such, Mr. Koenig no longer accrues a salary from ITVN. Since then, all fees owed for services provided by Mr. Koenig have been paid to his consulting firm. Mr. Koenig’s consulting firm was paid $77,872 in 2006. David Koenig also is the owner of a majority interest in Holio.net, LLC and Holio.net, Inc., a provider of content (collectively, “Holio.net”). Holio.net is one of the numerous content providers that currently provides content to ITVN for distribution to ITVN’s customers. The terms under which Holio.net provides the content to ITVN are the same as the terms between ITVN and all of the other ITVN content providers. Holio.net has accrued a total of $78,599 for its content through December 31, 2006. The total amount that we have paid to Holio.net for its content through December 31, 2006 is $56,881.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization, dated as of May 27, 2005, with between Radium Ventures, Inc., Radium Ventures Acquisition, Inc., Shane Whittle and James Scott-Moncrieff, and Interactive Television Networks, Inc. (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	Bylaws (3)

3.4	Amendment to Bylaws (4)

4.1	Form of Stock Certificate (3)

4.2	Form of Warrant to Purchase Common Stock of Interactive Television Networks, Inc. (5)

4.3	Certificate Of Designation Of Preferences And Rights Of Series A Convertible Preferred Stock (8)

4.4	Form of Warrant to Purchase Common Stock of Interactive Television Networks, Inc. issued to the Purchasers (8)

4.5	Subscription Agreement, dated December 21, 2005, by and among Interactive Television Networks, Inc. and the Purchasers (8)

4.6	Amendment to Certificate Of Designation Of Preferences And Rights Of Series A Convertible Preferred Stock (13)

10.1	Form of Securities Purchase Agreement, dated as of October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.2	Form of Registration Rights Agreement, dated as of October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.3	Form of Security Agreement, dated as of October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.4	Form of 17% Secured Convertible Debenture, dated October 20, 2005, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (5)

10.5	Form of Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Charles Prast (6)

10.6	Form of Executive Employment Agreement entered into as of June 3, 2005 between Radium Ventures, Inc and Murray Williams(6)

10.7	Promissory Note, between Interactive Television Networks, Inc. and David Koenig. (7)

10.8	Promissory Note, between Interactive Television Networks, Inc. and Michael Martinez. (7)

10.9	2005 Equity Incentive Plan (7)

10.10	Form of Indemnification Agreement entered into between Interactive Television Networks, Inc. and its directors and certain officers. (7)

10.11	Lease between Interactive Television Networks, Inc. and Falcon Financial Building, dated June 1, 2005 regarding Woodland Hills, California facility. (7)

10.12	Consulting Agreement, dated April 19, 2006, between M&A Business Consulting, Inc. and Interactive Television Networks, Inc. for the services of Michael Martinez (9)

10.13	Form of 16% Secured Convertible Debenture, dated April 18, 2006, by and among Interactive Television Networks, Inc. and Pentagon Bernini Fund, Ltd. (10)

10.14	Subscription Agreement, dated December 21, 2005, by and among Interactive Television Networks, Inc. and the purchasers of Series A Convertible Preferred Stock (8)

10.15	Form of Security Purchase Agreement, dated as of June 19, 2006, by and among Interactive Television Networks, Inc. (11)

10.16	Form of Variable Rate Secured Convertible Debentures due June 19, 2008(11)

10.17	Form of Security Agreement, dated June 19, 2005 issued by Interactive Television Networks, Inc. (11)

10.18	Form of Subsidiary Guarantee, dated June 19, 2006, issued by ITVN, Inc. (11)

10.19	Form of Registration Rights Agreement, dated as of June 19, 2006, by and among the Company and the Purchasers named therein (12)

10.20	Subscription Agreement, dated December 14, 2006, by and among Interactive Television Networks, Inc. and the Preferred Stock Holders(13)

10.21	Registration Rights Agreement, dated December 14, 2006, by and among Interactive Television Networks, Inc. and the Preferred Stock Holders(13)

14.1	Code of Ethics (7)

21.1	List of Subsidiaries (7)

23.1	Consent of Lopez, Blevins, Bork & Associates, LLP, independent auditors

31.1	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 3, 2005, which exhibit is hereby incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed on July 19, 2002, which exhibit is hereby incorporated herein by reference.

(3)	Incorporated by reference to the Company’s definitive Information Statement on Schedule 14-C filed with the Securities and Exchange Commission on July 1, 2005.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 15, 2005, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on October 27, 2005, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to an amendment to the Company’s Quarterly Report on Form 10-QSB on August 26, 2005, which exhibit is hereby incorporated herein by reference.

(7)
Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed on December 19, 2005, and as amended on February 3, 2006, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 21, 2005, which exhibit is hereby incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on April 21, 2006, which exhibit is hereby incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed on April 25, 2006, which exhibit is hereby incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 19, 2006, which exhibit is hereby incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A on July 20, 2006, which exhibit is hereby incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K on December 20, 2006, which exhibit is hereby incorporated herein by reference.

Stockholders of our company may obtain a copy of any exhibit referenced in this 10-KSB Annual Report by writing to: Secretary, Interactive Television Networks, Inc., 23241 Ventura Boulevard, Suite 101, Woodland Hills, California 91364. The written request must specify the stockholder’s good faith representation that such stockholder is a stockholder of record of common stock of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to Interactive Television Networks, Inc. and Subsidiary for professional services rendered for the years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$58,800	$26,205
Audit-Related Fees	39,148	5,060
Tax Fees	14,350	8,555
Total Fees	$121,979	$39,820

Audit Fees. Consists of fees billed for professional services rendered by Lopez, Blevins, Bork & Associates, LLP for the audit of Interactive Television Networks, Inc.’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance, derivative valuations, and related services that are reasonably related to the performance of the audit and review of Interactive Television Networks, Inc.’s financial statements and are not reported under “Audit Fees.” These services include professional services requested by Interactive Television Networks, Inc. in connection with accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and assistance with tax reporting.

FINANCIAL STATEMENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Interactive Television Networks, Inc.

We have audited the accompanying consolidated balance sheet of Interactive Television Networks, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interactive Television Networks, Inc. as of December 31, 2006, and the results of operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its business plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2006 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
April 10, 2007

Interactive Television Networks, Inc.
Consolidated Balance Sheet
December 31, 2006

Assets

Current assets
Cash	$144,130
Inventory, net	723,609
Prepaids and other	115,473
Investments in marketable securities	326,084
Total current assets	1,309,296

Capitalized inventory, net	291,279
Fixed assets, net	1,025,686
Intangible assets, net	324
Deposits	119,641

Total Assets	$2,746,226

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities
Current maturities of convertible notes payable, net of discount	$474,008
Accounts payable and accrued liabilities	1,067,144
Accounts payable and accrued liabilities - related parties	341,017
Notes payable - related parties	956,593
Current maturities of derivative financial instruments	6,432,071
Total current liabilities	9,270,833

Convertible notes payable, net of current maturities and discount	96,693
Derivative financial instruments, net of current maturities	659,101
Warrant liability	53,979

Total Liabilities	10,080,606

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333
shares of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized,
25,514,159 issued and outstanding	25,514
Additional paid-in capital	19,143,321
Other comprehensive deficit	(947,636)
Accumulated deficit	(25,558,912)
Total Stockholders' Deficit	(7,334,380)

Total Liabilities and Stockholders' Deficit	$2,746,226

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations

	For the years ended December 31,
	2006	2005
Revenues
Service revenues	$768,606	$265,932
Hardware revenues	276,888	501,595
Total revenues	1,045,494	767,527

Costs of goods sold
Cost of service revenues	258,613	93,122
Cost of hardware revenues	325,285	1,141,403
Loss on content agreement	666,667	-
Inventory impairment	370,582	316,660
Depreciation on capitalized inventory	130,911	65,493
Total costs of goods sold	1,752,058	1,616,678

Gross loss	(706,564)	(849,151)

Operating expenses
Salaries	1,863,354	1,022,381
Professional fees	1,424,262	1,110,380
Sales and marketing	318,786	355,730
Depreciation and amortization	861,178	366,372
Stock based compensation	953,272	-
General and administrative	2,109,019	883,303
Total operating expenses	7,529,871	3,738,166

Loss from operations	(8,236,435)	(4,587,317)

Other income/(expenses)
Interest income	9,716	2,219
Interest expense	(1,227,949)	(391,955)
Amortization of debt discount	(1,801,974)	(185,195)
Loss on extinguishment of debt, net	(3,751,077)	-
Interest expense-derivative instruments	(20,422,347)	(1,031,150)
Change in fair value of derivative instruments	28,152,748	6,335

Net loss	(7,277,318)	(6,187,063)
Dividends on Series A convertible preferred stock	-	(11,766,091)
Net loss attributable to common stock holders	(7,277,318)	(17,953,154)

Other comprehensive losses
Unrealized loss on marketable securities	(947,636)	-
Comprehensive loss	$(8,224,954)	$(17,953,154)

Weighted average number of common
shares outstanding:
Basic	24,919,659	23,719,885
Fully diluted	24,919,659	23,719,885

Net loss per common share:
Basic	$(0.29)	$(0.76)
Fully diluted	$(0.29)	$(0.76)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows

	For the year
	ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,277,318)	$(6,187,063)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation and amortization	992,089	431,865
Bad debt expense	50,000	-
(Gain) loss on disposal of fixed assets	357	(2,574)
Inventory impairment	370,582	316,660
Write-down of capitalized inventory	-	100,235
Stock based compensation expense	953,272	-
Amortization of debt discount	1,801,974	185,195
Interest expense - derivative instruments	20,422,347	1,031,150
Change in fair value of derivative instruments	(28,152,748)	(6,335)
Loss on extinguishment of debt, net	3,751,077	-
Common stock exchanged for services	-	88,177
Changes in assets and liabilities
Accounts receivable	97,432	(150,000)
Inventory	65,558	(2,064,327)
Shareholder advances	-	210,713
Prepaids and other	(59,332)	576,427
Deposits	(64,474)	(44,963)
Accounts payable and accrued liabilities	1,308,168	98,843
Accounts payable and accrued liabilities - related parties	56,518	231,511
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,684,498)	(5,184,486)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,139,901)	(884,736)
Proceeds from disposal of fixed assets	15,086	31,240
Purchase of intangible assets	-	(3,888)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,124,815)	(857,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) on related party notes	(100,000)	1,056,593
Proceeds from issuance of convertible notes payable	4,350,000	4,000,000
Proceeds from sale of common stock	1,178,350	-
Proceeds from sale of series A convertible stock	-	2,000,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,428,350	7,056,594
Net cash increase (decrease) for year	(1,380,963)	1,014,724
Cash at beginning of year	1,525,093	510,369
Cash at end of year	$144,130	$1,525,093

Supplemental disclosures of cash flow information:
Interest paid	$460,617	$222,891
Income taxes paid	$2,400	$-

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$351,501	$236,417
Conversion of convertible notes payable to common stock	$110,300	$-
Issuance of convertible debt in lieu of interest payments	$395,320	$-
Issuance of common stock in lieu of principle payments	$325,420	$-
Issuance of common stock in lieu of interest payments	$153,484	$-
Issuance of common stock as legal settlement	$30,500	$-
Investment in marketable securities	$-	$1,273,720
Issuance of common stock warrants with series A preferred stock	$-	$373,146

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Other Comprehensive	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Deficit	Capital	Deficit	Total
Balance,
December 31, 2004	-	$-	22,117,550	$22,118	-	$1,643,882	$(328,440)	$1,337,560

Recapitalization	-	-	1,882,450	1,882	-	(1,882)	-	-
Issuance of common stock for								-
services	-	-	881,767	882	-	87,295	-	88,177
Issuance of series A convertible
preferred stock and warrants
in exchange for cash and investments
in marketable securities	3,333,333	3,333	-	-	-	14,663,332	-	14,666,665
Series A convertible preferred stock
dividend	-	-	-	-	-	-	(11,766,091)	(11,766,091)
Net loss	-	-	-	-	-	-	(6,187,063)	(6,187,063)
Balance,
December 31, 2005	3,333,333	3,333	24,881,767	24,882	-	16,392,627	(18,281,594)	(1,860,752)
Net loss	-	-	-	-	-	-	(7,277,318)	(7,277,318)
Unrealized loss on marketable securities	-	-	-	-	(947,636)	-	-	(947,636)
Stock based compensation	-	-	-	-	-	953,272	-	953,272
Issuance of stock for legal settlement	-	-	10,000	10	-	30,490	-	30,500
Conversion of debt to common stock	-	-	45,000	45	-	110,255	-	110,300
Cancellation of XTVI Shares	-	-	(1,382,140)	(1,382)	-	1,382	-	-
Issuance of stock in lieu of interest payment	-	-	115,235	115	-	153,369	-	153,484
Issuance of stock in lieu of principal payment	-	-	273,034	273	-	325,147	-	325,420
Sale of common stock	-	-	1,571,263	1,571	-	1,176,779	-	1,178,350
Balance,								-
December 31, 2006	3,333,333	$3,333	25,514,159	$25,514	$(947,636)	$19,143,321	$(25,558,912)	$(7,334,380)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements include inventory obsolescence; the identification and valuation of derivative instruments; the amortization of discounts on convertible securities arising from warrants and bifurcated derivative instruments; the provision for losses on uncollectible accounts receivable; contingent liabilities and estimating depreciation of depreciable assets. Management bases its estimates and judgments on various factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Inventory

Inventory consists of all costs paid to have the ITVN-enabled set-top boxes manufactured and shipped to our warehouse. Inventory is valued at the lower of cost (first-in, first-out) or net realizable value. We evaluate our inventory for excess and obsolescence on a regular basis. In preparing our evaluation we look at the expected demand for our product, as well as changes in technology, in order to determine whether or not a reserve is necessary to record the inventory at net realizable value.  We have reviewed our inventory as of December 31, 2006 and determined that an impairment loss of $370,582 was required.

Investment in Marketable Securities

The securities that comprise the Company’s investment in marketable securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.  Other-than-temporary declines in market value are recorded as impairment losses.

Fixed Assets

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets which is estimated to be two years. Major improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Long-lived assets, including fixed assets and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We have reviewed our long-lived assets as of December 31, 2006, and determined that no impairment loss need be recognized.

Intangible Assets

Intangible assets consist of rights to the Company’s domain names. The total expected future annual amortization related to these intangible assets is $324 for the year ended December 31, 2007.  Amortization for the years ended December 31, 2006 and 2005 was $8,611 and $21,620, respectively.

Revenue Recognition

During the years ended December 31, 2005 and 2006 the Company generated service revenues from fees for providing the ITVN Service to subscribers. In addition, in order to enable its subscribers to obtain the ITVN Service, during the year ended December 31, 2005 the Company had a third party manufacture the ITVN enabled set-top boxes, which boxes the Company subsequently began to sell and distribute. This effort resulted in revenues from the sale of hardware products that enable the ITVN Service.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) there were no stock-based compensation instruments issued or outstanding.

For all quarters beginning with the first quarter of 2006, compensation costs recognized will include compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

Sales and Marketing

Sales and marketing expenses consist primarily of media advertising, public relations activities, special promotions and trade shows. Such costs are expensed as incurred.

Research and Development

Research and development expenses consist primarily of employee salaries and consulting fees relating to the development of the ITVN enabled set-top box and ITVN services. Research and development costs are expensed as incurred and were $217,178 and $138,747, for the years ended December 31, 2006 and 2005, respectively, and are recorded as general and administrative in the accompanying financial statements.

Advertising

The Company expenses advertising costs as the services are provided. Advertising expenses were $170,291 and $170,306 for the years ended December 31, 2006 and 2005, respectively and are recorded as general and administrative in the accompanying financial statements.

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

Net Loss per Common Share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the year ended December 31, 2006 and 2005. The net loss attributable to common stockholders is calculated by deducting the Series A convertible preferred stock dividend from the net loss. Total shares issuable upon the exercise of options, warrants, preferred stock and the conversion of debt for the years ended December 31, 2006 and 2005 were 19,217,756 and 31,480,100, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, investment in marketable securities and accounts payable approximate fair value due to the short-term maturity of these investments. The fair value of the accounts payable - related parties is not determinable as they have no repayment terms.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The fair value of substantially all securities is determined by quoted market prices. When appropriate, securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income.

Because the Company’s currently outstanding convertible debentures are not publicly traded, the Company estimates the fair value of its outstanding convertible debentures based on the value of the common stock that the notes are convertible into. As of December 31, 2006, the convertible notes payable, face value of $7,555,320, was convertible into 11,615,427 shares of the Company’s common stock.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000. No loss has been incurred related to this concentration of cash.

Going Concern Basis

For the years ended December 31, 2006 and 2005, the Company incurred net losses totaling $7,277,318 and $6,187,063, had net cash used in operating activities totaling $5,684,498 and $5,184,486; and had an accumulated deficit of $25,558,912 as of December 31, 2006. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Management plans to raise capital during 2007 and will review all available fund raising alternatives. Management is also considering a variety of potential partnership or strategic alliances to strengthen its financial position. While the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for the Company’s equity and debt instruments will be sufficient to meet its capital needs. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31, 2006, there were accounts payable to related parties totaling $201,022. Such liabilities include expenditures made on behalf of the Company for travel, lodging, supplies and various other general expenses, as well as, salaries and/or consulting fees owed to the related parties. Portions of these liabilities were repaid subsequent to December 31, 2006.

The Company has a content agreement with an entity partially owned by one of the founders of ITVN. Such entity is one of numerous companies that provide content to the Company to be distributed to the Company's customers. The related party earned $54,512 and $24,087 during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, $21,718 had not been paid.

The two founders of ITVN have loaned the Company a total of $1,056,593, of which $100,000 was repaid to one of the founders during the year ended December 31, 2006 leaving, a remaining balance of $956,593. The notes evidencing these loans bear interest at a rate of 8% beginning on July 1, 2005 and are due on demand. The Company recorded interest expense of $75,897 and $42,380 for the years ended December 31, 2006 and 2005, respectively, in connection with these related party notes payable of which $118,277 is payable at December 31, 2006

NOTE 4 - CAPITALIZED INVENTORY, NET

The Company offers various marketing promotions whereby, without charge, ITVN-enabled set-top boxes are given to various customers that sign up for the ITVN Service. The Company capitalizes the cost of the ITVN-enabled set-top boxes that are shipped to customers during these promotions. Depending on the promotion the customer signs up for, the customer is either required to return the ITVN-enabled set-top box to the Company if they cancel their service at any time, or if a one year service agreement is entered into, the set-top box must be returned if the customer cancels within the one year term of the service agreement. The Company routinely estimates the amount of capitalized inventory that may not be returned by customers that have canceled their service. As of December 31, 2006 approximately $100,000 had been reserved for such unreturned set-top boxes. We have retained a collection agency to collect the $99.95 the customers agreed to pay if they do not return the ITVN-enabled set-top box. Depending on the marketing promotion, depreciation relating to these boxes is calculated over their estimated useful lives of two years or over the term of the one year service agreement. The Company recognized depreciation expense of $130,911 and $65,493 for the years ended December 31, 2006 and 2005, respectively. Accumulated depreciation at December 31, 2006 totaled $155,279.

NOTE 5 - FIXED ASSETS, NET

Fixed assets, net at December 31, 2006 consist of the following:

Computer and office equipment	$1,539,413
Capitalized software	625,163
Furniture and fixtures	55,470
Hotel set-top boxes	10,300
Total fixed assets	2,230,346
Less: accumulated depreciation	(1,204,660)
Fixed assets, net	$1,025,686

Depreciation of fixed assets for the years ended December 31, 2006 and 2005 was $852,567 and $344,752, respectively.

NOTE 6 - INCOME TAXES

The provision for refundable Federal income tax consists of the following:

	Year ended December 31,
	2006	2005
Refundable Federal income tax attributable to current operations	$2,500,000	$1,400,000
Less: Change in valuation allowance	(2,500,000)	(1,400,000)

Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount at December 31, 2006 is as follows:

Deferred tax asset attributable to:
Net operating losses carried forward	$4,000,000
Less: Valuation allowance	(4,000,000)

Net deferred tax asset	$-

At December 31, 2006, the Company had an unused net operating loss carryover approximating $12,000,000 that is available to offset future taxable income; it expires beginning in 2024.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Fund Debentures

On October 24, 2005, the Company entered into a series of agreements, each of which is dated as of October 20, 2005, pursuant to which the Company sold to a fund (the “Fund”) (i) a three-year 17% Secured Convertible Debenture (the "17% Debenture") having an initial principal balance of $4,000,000, and (ii) five-year warrants (the "17% Warrants") at $3.00 per share to acquire 1,000,000 shares of the Company’s common stock (the "17% Warrant Shares"). The foregoing sale of securities was completed on October 25, 2005. The aggregate purchase price of the securities sold in the private placement was $4,000,000.

On April 18, 2006, the Company sold to the Fund (i) a three-year 16% Secured Convertible Debenture (the "16% Debenture") having an initial principal balance of $1,000,000, and (ii) five-year warrants (the "16% Warrants") that currently entitle the holder to acquire 529,400 shares of the Company’s common stock at $3.00 per share. The foregoing sale of securities was completed on April 18, 2006. The aggregate purchase price of the securities sold in the private placement was $1,000,000.

The 17% Debenture and the 16% Debenture accrue interest at a rate of 17% and 16% per annum, respectively, until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable quarterly in arrears on the last day of each January, April, July, and October (each such date, an "Interest Payment Date"), commencing on January 31, 2006 for the 17% Debenture and July 31, 2006 for the 16% Debenture. Interest is payable in cash, except that the Company may, in its sole discretion, pay up to 50% of the amount of interest payable on any Interest Payment Date by issuing additional debentures (“Interest Debentures”) in accordance with the same terms as the 17 % Debenture or 16% Debenture. As permitted by the 17% Debenture, we have paid one-half of the January 31, April 30, July 31 and October 31, 2006 interest payments that had accrued under the 17% Debenture by issuing four additional 17% Secured Convertible Debentures (in the face amounts of $92,220, $82,910, $85,700 and $91,300 respectively). As permitted by the 16% Debenture, we have paid one-half of the July 31 and October 31, 2006 interest payments that had accrued under the 16% Debenture by issuing two additional 16% Secured Convertible Debentures (in the face amount of $23,020 and $20,170, respectively). The 17% Debenture and 16% Debenture, along with the Interest Debentures are known collectively as the “Fund Debentures.” Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and remains recorded as Interest Payable at April 15, 2007. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Fund Debentures debt covenants and accordingly, the Fund Debentures and related derivative financial instruments (see Note 8 below) are classified as current liabilities in the accompanying financial statements.

The Company’s obligations under the Fund Debentures are secured by a Security Agreement, pursuant to which the Company granted a security interest in all of the Company’s personal property assets. In addition, the Company's obligations under the Fund Debentures are also secured by the pledge of 4,000,000 shares of the Company’s common stock by various shareholders of the Company.

The Fund Debentures are convertible into shares of the Company’s common stock (the “Debenture Shares”) at any time at a conversion price of $2.00 per share. The conversion price may be adjusted in certain circumstances, such as if the Company issues shares below the then existing conversion price, pay a stock dividend, subdivide or combine outstanding shares of common stock in a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price was reduced to $0.75. Additionally, in the event the Company fails to comply with its registration requirements (see below), we are required to pay a cash penalty. As a result, the secured convertible notes are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock". The Fund Debentures may not be converted, if and to the extent such issuance of conversion shares would result in the Fund, together with any affiliate thereof, beneficially owning in excess of 9.99% of the then-issued and outstanding shares of Common Stock, including shares issuable upon conversion of the Debentures.

The Company has the right to prepay the Fund Debentures without penalty, in whole or in part, at any time and from time to time upon not less than fifteen days prior written notice. In the event that the Company issues any additional debt or equity securities, at the election of the Fund, the Company may be required to first use 50% of such amounts to repay some or all of the 17% Debentures and then use 100% of the remaining net proceeds of such debt or equity securities to repay the 16% Debentures. On June 20, 2006 an additional $2,500,000 of debt was issued (see Variable Rate Debentures below). In order to entice the Fund to waive this repayment requirement, the Company issued a supplemental warrant for the 17% Debenture to the Fund to acquire 333,334 shares of common stock at an exercise price of $3.00 per share, expiring on October 20, 2010 (the“17% Supplemental Warrants”) and a supplemental warrant for the 16% Debenture to acquire 137,266 shares of common stock at an exercise price of $3.00 per share, expiring on April 18, 2011 (the“16% Supplemental Warrants”). The 17% Supplemental Warrants and 16% Supplemental Warrants have been included with the initial 17% Warrants and 16% Warrants, respectively, for financial statement reporting purposes.  As a result of the issuance of shares in December 2006 at $0.75 per share, the exercise price of the 17% Warrants, 16% Warrants, 17% Supplemental Warrants and 16% Supplemental Warrants was reduced to $2.93 per share.

In connection with the sale and issuance of the 17% Debenture and 17% Warrants, the Company entered into a registration rights agreement (dated October 20, 2005, hereafter referred to as the “17% RRA”) pursuant to which the Company agreed to prepare and file, no later than the 60th day immediately following the date of the 17% RRA, a registration statement with the SEC covering the resale of the Debenture Shares related to the 17% Debenture and the 17% Warrant Shares. In February 2006, the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares and the Warrant Shares thereby satisfying the 60-day filing requirement for the 17% Debenture. The registration statement was declared effective shortly thereafter by the SEC. The Company shall be subject to the payment of specified liquidated damages to the Fund as set forth in the Registration Rights Agreements if it is unable to maintain the effectiveness of the registration statement in the manner, and to the extent, specified in the 17% RRA. In the event the effectiveness of the registration statement is not maintained in the manner required, the Company shall pay liquidated damages to the Fund equal to $1,000 for each day during which the event of default is not cured and the conversion price shall be reduced to $1.50 per share. A registration rights agreement was not entered into in connection with the sale and issuance of the 16% Debenture, however, on April 25, 2006 the Company filed with the SEC a Form SB-2 covering the resale of the Debenture Shares related to the 16% Debenture and 16% Warrant Shares and that registration statement was declared effective by the SEC shortly thereafter. The 17% Warrants and 16% Warrants were valued by an independent financial valuation advisory firm at an initial value of $2,207,982 and $810,089, respectively. Because of the potential penalties we may have to pay, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instrument liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair value are charged or credited to income in the period of change.

Because the 17% Debenture and the 16% Debenture are not considered to be conventional convertible debt, the embedded conversion options in the secured convertible notes are subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm. See Note 9.

Variable Rate Debentures

On June 20, 2006, we completed a private placement of certain of our securities to four institutional funds (collectively, the “Selling Securityholders.”). The securities that the Selling Securityholders purchased for an aggregate purchase price of $2,500,000 consisted of the following: (i) Variable Rate Secured Convertible Debentures, due June 20, 2008, having a principal balance of $2,500,000 (the “Variable Rate Debentures”), (ii)  five-year Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase 1,250,000 shares of our common stock, and (iii) nine-month Series B Common Stock Purchase Warrants (“Series B Warrants”) to purchase (x) 1,250,000 shares of common stock and (y) additional Series A Warrants for the purchase of an additional 1,250,000 shares.  The Variable Rate Debentures are convertible at a conversion price of $2.00, the Series A Warrants are exercisable at a price of $3.00 per share, and the Series B Warrants are exercisable at a price of $2.00. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price was reduced to $0.73, and the exercise price of the Series A Warrants was reduced to $2.91 per share and the Series B Warrants was reduced to $0.75 per share.

The Variable Rate Debentures accrue interest on the aggregate unconverted and then outstanding principal amount at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest for the year ended December 31, 2006 was calculated using the 15% rate. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on October 1, 2006. Interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. On November 27, 2006 and August 29, 2006 the January 1, 2007 and October 1, 2006 interest payments were made via the issuance of 61,590 and 53,645 shares of common stock, respectively

Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Debentures have been repaid in full, we are obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. Accordingly, we exercised our option to make the November and December 2006 principal payments by issuing shares of our common stock.

The Variable Rate Debentures are convertible into shares of our common stock at any time at an initial conversion price of $2.00 per share. While the Debentures are outstanding, the initial conversion price is subject to (i) reduction to the lowest price at which we issue additional shares of common stock (other than certain exempt issuances, such as grants of employee stock options or securities issued in acquisitions or strategic transactions), or securities convertible into or exercisable for additional shares of common stock, and (ii) adjustment for future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting common stock holders.  As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price was reduced to $0.75.  During August 2006, $90,000 of the Variable Rate Debentures was converted into 45,000 shares of common stock thereby reducing the outstanding Variable Rate Debentures to $2,410,000.

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

Because the Variable Rate Debentures are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes are subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay the Selling Securityholders should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm. See Note 9.

Short-term Debenture

On December 20, 2006, the Company entered into a series of agreements, each of which is dated as of November 30, 2006, pursuant to which the Company sold to a fund (the “Fund”) (i) a short-term Secured Convertible Debenture (the "Short-term Debenture") having an initial principal balance of $850,000, and (ii) five-year warrants (the "Short-term Warrants") to acquire 1,931,818 shares of the Company’s common stock (the "Short-term Warrant Shares") at an exercise price of $2.00 per share. The Short-term Debenture is convertible at a conversion price of $2.00. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price of the Short-term Debenture was reduced to $0.75 and the exercise price of the Short-term Warrants was reduced to $1.95. The Short-term Debenture matures on January 8, 2007 however, as of April 15, 2007 the debenture had not been paid and is considered in default.

The Short-term Debenture accrues interest at a rate of 5% per month until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable upon maturity of the Short-term Debenture, in cash.

The Company’s obligations under the Short-term Debenture are secured by a Security Agreement, pursuant to which the Company granted a security interest in all of the Company’s personal property assets. In addition, the Company's obligations under the Short-term Debenture are also secured by the pledge of 4,500,000 shares of the Company’s common stock by various shareholders of the Company.

The Short-term Warrants were valued by an independent financial valuation advisory firm at an initial value of $2,371,822. Because of the potential penalties we may have to pay the Selling Securityholders, should we not be able to maintain the effectiveness of the registration statement, these warrants have been recorded as derivative instruments liabilities, rather than as equity. These derivative instrument liabilities are adjusted to fair value at the end of each subsequent period, and any changes in the fair values are charged or credited to income in the period of change.

Because the Short-term Debenture is not considered to be conventional convertible debt, the embedded conversion option in the secured convertible note is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay the Selling Securityholders should we not be able to maintain the effectiveness of the registration statement, together with the fact that the conversion price of the debt can be reduced, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. The most significant component of the compound derivative instruments is the embedded conversion option, which is valued and revalued by an independent financial valuation advisory firm. See Note 9.

Loss on Extinguishment of Debt
As a result of the Company’s reduction of its convertible debt share conversion prices during 2006, the net present value of the future cash flows of the debt instruments were changed by greater that 10% and, in accordance with EITF 96-16, the debt was treated as extinguished and reissued. In conjunction with this extinguishment, the company has recognized a loss on extinguishment of $3,751,077 during 2006.

Interest Expense - Derivative Instruments
The proceeds received from the Fund Debentures, Variable Rate Debentures and Short-term Debenture, (collectively, the “Convertible Notes Payable”) were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Notes Payable. The total fair value of the warrants plus the embedded derivatives was greater than the amount of the Convertible Notes Payable. As such, the Convertible Notes Payable were recorded at zero, a significant discount from their face amount. As a result, Interest expense-derivative instruments, representing the difference between the total fair value of the warrants plus the embedded derivatives and the amount of the Convertible Notes Payable, was charged as follows:

	For the years ended December 31,
	2006	2005
17% Debenture	$3,397,055	$1,031,150
16% Debenture	3,359,516	-
Interest Debentures	675,814	-
Variable Rate Debenture	11,364,814	-
Short-term Debenture	1,625,148	-
Total Interest Expense - Derivative Instruments	$20,422,347	$1,031,150

The discounts on the Convertible Notes Payable and the Interest Debentures, together with the stated interest on such debentures and the discounts on the related Notes Payable are being amortized using an effective interest method over the term of the notes

Maturities
At December 31, 2006, the following long-term and current portions were outstanding under the Convertible Notes Payable. See Note 9 for information on the derivative instrument liabilities related to the warrants and the bifurcated embedded derivative instruments.

	Long-term Portion	Current Portion

17% secured convertible debenture, with monthly principal repayments of $222,222 starting May 1, 2007		$4,000,000

Less: unamortized discount		(3,980,789)

Balance		19,211

17% Interest Debenture dated January 31, 2006, with monthly principal repayments of $5,123 starting August 1, 2007		92,220

Less: unamortized discount		(88,473)

Balance		3,747

17% Interest Debenture dated April 30, 2006, with monthly principal repayments of $4,606 starting November 1, 2007		82,910

Less: unamortized discount		(79,897)

Balance		3,013

17% Interest Debenture dated July 31, 2006, with monthly principal repayments of $4,761 starting February 1, 2008		85,700

Less: unamortized discount		(82,883)

Balance		2,817

17% Interest Debenture dated October 30, 2006, with monthly principal repayments of $5,073 starting May 1, 2008		91,300

Less: unamortized discount		(88,645)

Balance		2,655

16% secured convertible debenture, with monthly principal repayments of $55,555 starting November 1, 2007		1,000,000

Less: unamortized discount		(995,519)

Balance		4,481

16% Interest Debenture dated July 31, 2006, with monthly principal repayments of $1,279 starting February 1, 2008		23,020

Less: unamortized discount		(22,263)

Balance		757

16% Interest Debenture dated October 30, 2006, with monthly principal repayments of $1,121 starting May 1, 2008		20,170

Less: unamortized discount		(19,583)

Balance		587

Variable Rate Debentures, with monthly principal repayments of $125,000 starting November 1, 2006	$565,585	1,500,000

Less: unamortized discount	(468,892)	(1,235,391)

Balance	96,693	264,609

Short-term Debenture, due January 8, 2007		850,000

Less: unamortized discount		(677,869)

Balance		172,131

Convertible notes payable	565,585	7,745,320

Less: unamortized discount	(468,892)	(7,271,312)

Convertible notes payable, net	$96,693	$474,008

Principal repayments are as follows, for the years ended December 31:

2007	$4,093,038
2008	3,871,664
2009	346,203
2010	-
Total	$8,310,905

NOTE 8 - CONVERTIBLE PREFERRED STOCK

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

The number of shares into which one share of Series A Convertible Preferred Stock may be converted into is determined by dividing the Series A purchase price by the then existing conversion price. The initial conversion price per share for the Series A Preferred Stock was $3.75, subject to adjustment pursuant to the anti-dilution provisions of the shares. The Series A Convertible Preferred Stock may be converted at anytime at the conversion rate in effect at the time of conversion, provided, that a holder may at any given time convert only up to that number of shares of Series A Convertible Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price of $3.75 per share may be adjusted in certain circumstances such as if we subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or if we make or issue, or fix a record date for the determination of holders of common stock entitled to receive a dividend or other distribution payable in additional shares of common stock. In December 2006, as part of the agreement with the holders of the Series A Convertible Preferred Stock to purchase additional securities, the initial conversion price was reduced to $0.75 per share.

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, the investors received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. The warrants issued were valued using the Black-Scholes option pricing model, at December 31, 2006 at $53,979. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at December 31, 2006 of $0.70 per share; a risk-free rate of return of 5.15%; dividend yield of zero percent; and a volatility of 90%. These warrants remain outstanding at December 31, 2006.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 7 related to embedded derivative instruments that have been bifurcated from our convertible notes payable.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at December 31, 2006), we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instruments. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 140%. The risk-free rates of return used ranged from 4.69% to 5.01%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows

			Exercise	Value -	Value -
Issue	Expiry		Price	Issue	December 31,
Date	Date	Instrument	Per Share	Date	2006

10-20- 2005	10-20- 2010	17% warrants issued to the Fund	$2.93	$2,207,982	$718,602

10-20- 2005	10-01- 2008	$4,000,000 convertible note payable	$0.75	$2,823,168	$1,148,321

1-31- 2006	1-30- 2009	$92,220 interest debenture	$0.75	$73,086	$44,150

4-30- 2006	4-29- 2009	$82,910 interest debenture	$0.75	$63,636	$57,166

7-31- 2006	7-30- 2009	$85,700 interest debenture	$0.75	$67,488	$65,648

10-31- 2006	10-31- 2009	$91,300 interest debenture	$0.75	$52,581	$137,203

4-18- 2006	4-18 2011	16% warrants issued to the Fund	$2.93	$810,089	$342,565

4-18 2006	4-17 2009	$1,000,000 convertible note payable	$0.75	$1,340,278	$466,648

7-31- 2006	7-30- 2009	$23,020 interest debenture	$0.75	$23,476	$30,688

10-31- 2006	10-31- 2009	$20,170 interest debenture	$0.75	$18,941	$43,696

6-20- 2006	6-20- 2011	Series A warrants issued to the Selling Securityholders	$2.91	$3,622,755	$787,722

6-20- 2006	3-19 2007	Series B warrants issued to the Selling Securityholders	$0.75	$6,523,825	$1,056,209

6-20- 2005	6-20- 2008	$2,069,325 convertible note payable	$0.75	$3,580,384	$551,702

11-30- 2006	1-8- 2007	$850,000 convertible note payable	$0.75	$21,787	$377,832

11-30 2006	11-30- 2011	Short-term warrants	$1.95	$2,371,822	$1,263,020

Total derivative financial instruments	$7,091,172
Current portion of derivative financial instruments	(6,432,071)
Long term portion of derivative financial instruments	$659,101

NOTE 10 - CAPITAL STOCK

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

As of December 31, 2006, 25,514,159 shares of common stock were issued and outstanding. XTV Investments LLC (“XTVI”) paid $1,665,000 for 6,250 shares that were issued on March 16, 2005 as described below (such shares were converted into 4,147,082 shares in conjunction with the Merger).

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

On December 14, 2006, the Company sold 933,333 shares of common stock to the holders of our Series A Convertible Preferred Stock at $0.75 per share. This transaction also resulted in a reduction in the conversion price of the Series A Convertible Preferred Stock as discussed in Note 8.

On December 28, 2006, the Company raised additional funds by issuing 637,930 shares of common stock to various third parties at $0.75 per share. Included with these shares were a like number of warrants to purchase shares of common stock at $0.75 per share. The warrants expire on December 28, 2001.

During August 2006, the Company settled a lawsuit with a vendor for a total cash payment of $30,000 and the issuance of 10,000 shares of restricted stock of the Company.

In accordance with the terms of the Variable Rate Debentures, the Company made principal and interest payments by issuing 273,034 and 115,235 shares of common stock, respectively, during the year ended December 31, 2006 to the Selling Securityholders.

NOTE 11 - COMMITMENTS

Rent expense relating to office space occupied under a month to month lease agreement totaled $123,180 and $59,855 during the years ended December 31, 2006 and 2005, respectively.

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

The Company had no other direct commitments as of December 31, 2006. As part of the original agreement with XTVI, XTVI caused one of its affiliates to enter into an equipment lease agreement to procure $317,024 of computer equipment to be used by the Company. The Company is not a party to the lease agreement and has made all the necessary lease payments through September 30, 2006. The agreement was signed on December 10, 2004 and is a 36-month lease beginning on January 1, 2005 with monthly lease payments of $9,426 plus monthly taxes of $778. The Company’s remaining 2007 indirect commitment under this lease approximates $158,000.

NOTE 12- CONTINGENCIES

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

NOTE 13 - EQUITY INCENTIVE PLAN

During December 2005, we adopted the 2005 Equity Incentive Plan, the “Plan,” pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The maximum number of options that may be granted in any fiscal year to any participant is 400,000.

Options granted under The Plan generally vested within 2 years after grant and expired three years after the vest date.  Options generally became exercisable over a two-year period based on continued employment and generally vest annually over 2 years, however in a few instances some of the options vested on the date of grant.

The 2005 Equity Incentive Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Equity Incentive Plan was terminated.

For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $953,272 relating to the grant of 1,480,000 options under The Plan. No options were exercised prior to the December 2006 termination of The Plan and the associated cancellation of the options.

The fair value of option grants was estimated during 2006 using the Black-Scholes option pricing model with the following assumptions:

Variable	Assumptions
Expected dividend yield	0.00
Risk-free interest rate	4.36% - 5.13%
Expected volatility	31.485% - 32.185%
Expected life (in years)	3 - 5

NOTE 14 - SUBSEQUENT EVENTS

On January 22, 2007, David Koenig, Holio, Inc. and Holio.net (collectively, the “Koenig Plaintiffs”) filed a complaint against Interactive Television Networks, Inc. and XTV, Inc. in the Superior Court of the State of California, County of Orange. Mr. Koenig has previously represented to us that Holio, Inc. and Holio.net are entities that he controls. The Koenig Plaintiffs allege that (i) we owe Mr. Koenig $427,344, plus interest at a rate of 8% per annum ($53,482), under a promissory note we executed in favor of Mr. Koenig, (ii) Mr. Koenig is entitled to collect $120,000 from us for his litigation legal fees, (iii) we owe the Koenig Plaintiffs unspecified amounts under a written licensing and distribution agreement and under a written content licensing agreement, and (iv) we have breached our oral consulting agreement with Mr. Koenig and, therefore, we owe him no less than $40,000 plus reimbursements of $6,148. The complaint also requests that the court order us to delete from our ITVN Service all of the content provided to us by the Koenig Plaintiffs and that we cease and desist from further offering their content to our customers. We believe that most of the claims made by the Koenig Plaintiffs are without merit and that we have valid counterclaims against the Koenig Plaintiffs. We intend to vigorously contest the claims made by the Koenig Plaintiffs.

On January 30, 2007, MLB Advanced Media, L.P. (“MLB”) notified the Company that their programming agreement was terminated due to noncompliance and demanded immediate payment of $450,000 plus applicable interest.  The Company recognizes a contract with MLB, but contends that they did not receive programming benefits from MLB under this contract during 2006, and that the amount that may eventually be owed under this agreement is (i) undeterminable at this time and (ii) will be tied to future services provided the Company by MLB. The Company intends to vigorously defend its position in resolving this dispute with MLB.  Accordingly, no liability has been recorded in the accompanying consolidated financial statements.

Subsequent to December 31, 2006 the Company made principal and interest payments on its Variable Rate Debentures by issuing 6,726,327 and 332,611 shares of its common stock to the Selling SecurityHolders.

On January 31, 2007, as permitted by the 17% Debenture and the 16% Debenture, we paid one-half of the January 31, 2007 interest payments that had accrued under the debentures by issuing a 17% Debenture and a 16% Debenture in the face amount of $93,256 and $21,050, respectively (the “Interest Debentures”). We will be required to make monthly principal payments of $5,181 and $1,170, respectively, commencing in May 2008 and continuing until the Interest Debentures are repaid in full.

On March 3, 2007, we adopted an equity incentive plan, the “2007 Plan,” pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and advisors, with the exception that ISOs may only be granted to employees of the Company and it’s affiliates, as defined in the 2007 Plan. The maximum number of options that may be granted in any fiscal year to any participant is 750,000. As of March 31, 2007, 2,000,000 options had been granted at $0.15 per share.

During March 2007, one of the founders of the Company sold 1,500,000 shares of his common stock in ITVN for $150,000. The founder  subsequently entered into a transaction with the Company to acquire 1,250 set-top-boxes at $120 per box from the Company on a Sale or Return basis.

During March 2007, the Company sold 2,500 of its set-top-boxes to a third party for $100 each.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE TELEVISION NETWORKS, INC.

Date: April 19, 2007	By:	/s/ CHARLES PRAST
Charles Prast, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES PRAST Charles Prast	Chief Executive Officer (principal executive officer), Interim Chief Financial Officer (principal financial officer) and Director	April 19, 2007

/s/ MICHAEL MARTINEZ Michael Martinez	President and Director	April 19, 2007

/s/ GEOFFREY BROWN Geoffrey Brown	Director	April 19, 2007

/s/ JOSEPH J. SCOTTI Joseph J. Scotti	Director	April 19, 2007

/s/ JOHN WIRT John Wirt	Director	April 19, 2007