Form 10QSB
period 2007-03-31
Interactive Television Networks
filed 2007-05-21
CIK 1174893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-50122
------------------------

INTERACTIVE TELEVISION NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0372720
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

23241 Ventura Boulevard, Suite 101 Woodland Hills, CA	91364
(Address of principal executive offices)	(Zip Code)

(866) 988-4988
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On May 14, 2007, there were 32,573,098 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

___________

INTERACTIVE TELEVISION NETWORKS, INC.
For the quarter ended March 31, 2007
FORM 10-QSB

PART I

ITEM 1. Consolidated Financial Statements (unaudited):

Interactive Television Networks, Inc.
Consolidated Balance Sheet
March 31, 2007
Unaudited

Assets

Current assets
Cash	$35,070
Inventory, net	607,909
Prepaids and other	72,642
Investments in marketable securities	436,539
Total current assets	1,152,160

Capitalized inventory, net	303,660
Fixed assets, net	788,910
Deposits	64,923

Total Assets	$2,309,653

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities
Convertible notes payable, net of discount	$6,921,339
Accounts payable and accrued liabilities	1,797,454
Accounts payable and accrued liabilities - related parties	618,042
Notes payable - related parties	956,593
Derivative financial instruments	1,025,900
Total current liabilities	11,319,328

Warrant liability	2,595

Total Liabilities	11,321,923

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333
shares of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized,
29,398,494 issued and outstanding	29,398
Additional paid-in capital	19,863,900
Other comprehensive deficit	(837,181)
Accumulated deficit	(28,071,720)
Total Stockholders' Deficit	(9,012,270)

Total Liabilities and Stockholders' Deficit	$2,309,653

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended March 31,
	2007	2006

Revenues
Service revenues	$267,456	$163,203
Hardware revenues	20,186	166,661
Total revenues	287,642	329,864

Costs of goods sold
Cost of service revenues	124,287	44,224
Cost of hardware revenues	35,196	184,666
Depreciation on capitalized inventory	92,719	13,137
Total costs of goods sold	252,202	242,027

Gross profit	35,440	87,837

Operating expenses
Salaries	394,561	434,467
Professional fees	226,392	278,030
Sales and marketing	30,957	106,254
Depreciation and amortization	237,100	147,772
Stock based compensation	259,773	463,518
General and administrative	450,022	496,125
Total expenses	1,598,805	1,926,166

Loss from operations	(1,563,365)	(1,838,329)

Other income/(expenses)
Interest income	-	3,577
Interest expense	(437,873)	(189,649)
Interest expense-derivative instruments (Note 7)	(297,563)	-
Amortization of debt discount (Note 7)	(6,620,245)	(247,534)
Change in fair value of derivative instruments (Note 7)	6,406,245	276,455

Net loss	(2,512,801)	(1,995,480)

Other comprehensive losses
Unrealized income on marketable securities	110,455	99,264
Comprehensive loss	$(2,402,346)	$(1,896,216)

Weighted average number of common
shares outstanding:
Basic and fully diluted	24,990,412	24,881,767

Net income loss per common share:
Basic and fully diluted	$(0.10)	$(0.08)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the three months
	ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,512,801)	$(1,995,480)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation and amortization	329,819	160,909
Loss on disposal of fixed assets	-	357
Stock based compensation expense	259,773	463,518
Amortization of debt discount	6,620,245	247,534
Interest expense - derivative instruments	297,563	-
Change in fair value of derivative instruments	(6,406,245)	(276,455)
Changes in assets and liabilities
Accounts receivable	-	50,000
Inventory	10,600	163,600
Prepaids and other	42,831	(32,178)
Deposits	54,718	(15,908)
Accounts payable and accrued liabilities	917,412	299,352
Accounts payable and accrued liabilities to related parties	127,025	(179,974)

CASH FLOWS USED IN OPERATING ACTIVITIES	(259,060)	(1,114,725)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(309,903)
Proceeds from disposal of fixed assets	-	15,086

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(294,817)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	150,000	-
Payments on notes payable - related parties	-	(100,000)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	150,000	(100,000)
Net cash decrease for period	(109,060)	(1,509,542)
Cash at beginning of period	144,130	1,525,093
Cash at end of period	$35,070	$15,551

Supplemental disclosures of cash flow information:
Interest paid	$-	$92,219
Income taxes paid	$-	$-

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$105,100	$17,400
Issuance of convertible debt in lieu of interest payments	$114,306	$92,220
Issuance of common stock in lieu of principle payments	$391,886	$-
Issuance of common stock in lieu of interest payments	$72,797	$-

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006 and consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-KSB. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 - GOING CONCERN BASIS

For the three months ended March 31, 2007 and 2006, the Company incurred losses from operations totaling $1,563,365 and $1,838,329, respectively, had cash flows used in operating activities totaling $259,060 and $1,114,725, respectively; and had an accumulated deficit of $28,071,720 as of March 31, 2007. As of May 17, 2007 the Convertible Notes Payable described in Note 7 are in default and accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During March 2007, one of the founders of the Company sold 1,500,000 shares of his common stock in ITVN for $150,000.  The founder then paid $60,000 of the Company’s outstanding accounts payable and loaned the remaining $90,000 to the Company to support operations. The amount owed the founder, $150,000, is included in accounts payable and accrued liabilities-related parties in the accompanying consolidated balance sheet at March 31, 2007. See Note 10.

NOTE 4 - DEFERRED REVENUE

During March 2007, the Company sold 2,500 of its set-top boxes to a third party for $100 each. The set-top boxes have not been shipped to the third party, and the associated revenue has been deferred and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet, at March 31, 2007. See Note 10.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Fund Debentures
On October 24, 2005, the Company entered into a series of agreements, each of which is dated as of October 20, 2005, pursuant to which the Company sold to a fund (the “Fund”) (i) a three-year 17% Secured Convertible Debenture (the "17% Debenture") having an initial principal balance of $4,000,000, and (ii) five-year warrants (the "17% Warrants") to acquire 1,000,000 shares of the Company’s common stock (the "17% Warrant Shares") at $3.00 per share. The sale of securities was completed on October 25, 2005. The aggregate purchase price of the securities sold in the private placement was $4,000,000.

On April 18, 2006, the Company sold to the Fund (i) a three-year 16% Secured Convertible Debenture (the "16% Debenture") having an initial principal balance of $1,000,000, and (ii) five-year warrants (the "16% Warrants") that entitled the holder to acquire 529,400 shares of the Company’s common stock at $3.00 per share. The sale of securities was completed on April 18, 2006. The aggregate purchase price of the securities sold in the private placement was $1,000,000.

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

As permitted by the 17% Debenture, we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Debenture by issuing five additional 17% Secured Convertible Debentures (in the face amounts of $92,220, $82,910, $85,700, $91,300 and $93,256, respectively). As permitted by the 16% Debenture, we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 16% Debenture by issuing three additional 16% Secured Convertible Debentures (in the face amount of $23,020, $20,170 and $21,050, respectively). The 17% Debenture and 16% Debenture, along with the Interest Debentures are known collectively as the “Fund Debentures.” Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and remains recorded as Interest Payable in the accompanying financial statements. Additionally, the cash portion of the interest was not paid and additional debentures were not issued for the April 30, 2007 interest payments.

We are also required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full. The May 2007 principal payment was not made as of May 16, 2007. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Fund Debenture’s debt covenants, the Fund Debentures and related derivative financial instruments (see Note 7 below) are classified as current liabilities in the accompanying financial statements. In association with this default, the related discounts have been fully amortized at March 31, 2007

Variable Rate Debentures
On June 20, 2006, we completed a private placement of certain of our securities to four institutional funds (collectively, the “Selling Securityholders.”). The securities that the Selling Securityholders purchased for an aggregate purchase price of $2,500,000 consisted of the following: (i) Variable Rate Secured Convertible Debentures, due June 20, 2008, having a principal balance of $2,500,000 (the “Variable Rate Debentures”), (ii)  five-year Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase 1,250,000 shares of our common stock, and (iii) nine-month Series B Common Stock Purchase Warrants (“Series B Warrants”) to purchase (x) 1,250,000 shares of common stock and (y) additional Series A Warrants for the purchase of an additional 1,250,000 shares.  The Variable Rate Debentures are convertible at a conversion price of $2.00, the Series A Warrants are exercisable at a price of $3.00 per share, and the Series B Warrants are exercisable at a price of $2.00. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price was reduced to $0.75, and the exercise price of the Series A Warrants was reduced to $2.91 per share and the Series B Warrants was reduced to $0.75 per share.

The Variable Rate Debentures accrue interest on the aggregate unconverted and then outstanding principal amount at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest for the three months ended March 31, 2007 was calculated using the 15% rate. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on October 1, 2006. Interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. We exercised our option to make the October 1, 2006, January 1, and April 1, 2007 interest payments via the issuance of shares of common stock. Additional shares of common stock were issued to adjust to 90% of the VWAP for the January 1, 2007 interest payment. For the three months ended March 31, 2007 $72,797 of interest was paid through the issuance of 332,610 shares of our common stock. As of May 15, 2007, additional share had not been issued for the April 1, 2007 interest payment. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Variable Rate Debentures debt covenants, the Variable Rate Debentures and related derivative financial instruments (see Note 7 below) are classified as current liabilities in the accompanying financial statements.

Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Debentures have been repaid in full, we are obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. Accordingly, we exercised our option to make the November and December 2006 and January, February, March, April, May and a portion of the June 2007 principal payments by issuing shares of our common stock. Additional shares of common stock were issued to adjust for 90% of the VWAP for the December 2006 and January, February and March 2007 principal payments. For the three months ended March 31, 2007, $391,886 of principal was paid through the issuance of 3,551,721 shares of our common stock.

Short-term Debenture
On December 20, 2006, the Company entered into a series of agreements, each of which is dated as of November 30, 2006, pursuant to which the Company sold to a fund (the “Fund”) (i) a short-term Secured Convertible Debenture (the "Short-term Debenture") having an initial principal balance of $850,000, and (ii) five-year warrants (the "Short-term Warrants") to acquire 1,931,818 shares of the Company’s common stock (the "Short-term Warrant Shares") at an exercise price of $2.00 per share. The Short-term Debenture is convertible at a conversion price of $2.00. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price of the Short-term Debenture was reduced to $0.75 and the exercise price of the Short-term Warrants was reduced to $1.95. The Short-term Debenture matures on January 8, 2007 however, as of May 15, 2007 the debenture had not been paid and is considered in default.

The Short-term Debenture accrues interest at a rate of 5% per month until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable upon maturity of the Short-term Debenture, in cash.

Convertible Notes Payable - all
As of March 31, 2007, the following were outstanding under the Convertible Notes Payable. See Note 7 for information on the derivative instrument liabilities related to the warrants and the bifurcated embedded derivative instruments.

17% secured convertible debenture, with monthly principal repayments of $222,222 starting May 1, 2007	$4,000,000

17% Interest Debenture dated January 31, 2006, with monthly principal repayments of $5,123 starting August 1, 2007	92,220

17% Interest Debenture dated April 30, 2006, with monthly principal repayments of $4,606 starting November 1, 2007	82,910

17% Interest Debenture dated July 31, 2006, with monthly principal repayments of $4,761 starting February 1, 2008		85,700

17% Interest Debenture dated October 30, 2006, with monthly principal repayments of $5,073 starting May 1, 2008		91,300

17% Interest Debenture dated January 31, 2007, with monthly principal repayments of $5,181 starting August 1, 2008		93,256

16% secured convertible debenture, with monthly principal repayments of $55,555 starting November 1, 2007		1,000,000

16% Interest Debenture dated July 31, 2006, with monthly principal repayments of $1,279 starting February 1, 2008		23,020

16% Interest Debenture dated October 30, 2006, with monthly principal repayments of $1,121 starting May 1, 2008		20,170

16% Interest Debenture dated January 31, 2007, with monthly principal repayments of $1,170 starting August 1, 2008		21,050

Variable Rate Debentures, with monthly principal repayments of $125,000 starting November 1, 2006	1,673,700
Less: unamortized discount	(1,111,987)
Balance		561,713

Short-term Debenture, due January 8, 2007		850,000

Convertible notes payable, net		6,921,339
Add back: unamortized discount		1,111,987
Convertible notes payable		$8,033,326

NOTE 6 - CONVERTIBLE PREFERRED STOCK

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

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, the investors received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. As of March 31, 2007 the warrants issued were valued using the Black-Scholes option pricing model at $2,595. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at March 31, 2007 of $0.04 per share; a risk-free rate of return of 4.50%; dividend yield of zero percent; and a volatility of 140%. These warrants remain outstanding at March 31, 2007.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities for the 17% and 16% Debentures, the Variable Rate Debentures and the Short Term Debenture. The derivative instruments included in the Interest Debentures were valued by the Company at March 31, 2007

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at March 31, 2007), we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instruments. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 200%. The risk-free rates of return used ranged from 4.54% to 4.90%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Accounting adjustments made to our derivative instruments and Convertible Notes Payable created material distortions to our net losses for the three months ended March 31, 2007 and 2006. The major components of the accounting adjustments are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Interest expense-derivative instruments	$(297,563)	$-
Amortization of debt discount	(6,620,245)	(247,534)
Change in fair value of derivative instruments	6,406,245	276,455
	$511,563	$28,921

Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the three months ended March 31, 2007 in connection with our convertible notes payable. The value of the January 31, 2007 Interest Debentures were first allocated to the fair value of the bifurcated embedded derivative instruments. The total fair value of the embedded derivatives was greater than the amount of the Interest Debentures. As such, the January 31, 2007 Interest Debentures were recorded at zero, a significant discount from their face amount and interest expense-derivative instruments, representing the difference between the total fair value of the embedded derivatives and the amount of the January 31, 2007 Interest Debentures, was charged $297,563 during the three months ended March 31, 2007. No such charge was required during the three months ended March 31, 2006.

The discounts on the Convertible Notes Payable and the Interest Debentures were being amortized using an effective interest method over the term of the notes. During the three months ended March 31, 2007 and 2006 approximately $1,246,000 and $248,000, respectively, of the convertible notes payable debt discount was amortized. As of March 31, 2007 the Company was in default with their Fund Debentures debt covenants. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. As such, the discount on each of these notes was fully amortized resulting in a charge to income of $5,375,000.

The change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation. As a result of the substantial decline in the market value of our common stock, as well as, the related volatility in trading, the Company recorded a change in fair value of derivative instruments of $6,406,000 and $276,000 during the three months ended March 31, 2007 and 2006, respectively.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows:

			Exercise
Issue	Expiry		Price	Value -	Value -
Date	Date	Instrument	Per Share	Issue Date	March 31, 2007

10-20-	10-20-	17% warrants	$2.93	$2,207,982	$40,811
2005	2010	issued to the Fund

10-20-	10-01-	$4,000,000 convertible	$0.75	$2,823,168	$33,337
2005	2008	note payable

1-31-	1-30-	$92,220 interest	$0.75	$73,086	$11,037
2006	2009	debenture

4-30-	4-29-	$82,910 interest	$0.75	$63,636	$14,291
2006	2009	debenture

7-31-	7-30-	$85,700 interest	$0.75	$67,488	$16,412
2006	2009	debenture

10-31-	10-31-	$91,300 interest	$0.75	$52,581	$34,301
2006	2009	debenture

1-31-	1-31-	$93,256 interest	$0.75	$326,595	$140,142
2007	2010	debenture

4-18-	4-18	16% warrants	$2.93	$810,089	$20,095
2006	2011	issued to the Fund

4-18	4-17	$1,000,000 convertible	$0.75	$1,340,278	$13,536
2006	2009	note payable

7-31-	7-30-	$23,020 interest	$0.75	$23,476	$7,672
2006	2009	debenture

10-31-	10-31-	$20,170 interest	$0.75	$18,941	$10,924
2006	2009	debenture

1-31-	1-31-	$21,050 interest	$0.75	$85,274	$45,605
2007	2010	debenture

6-20-	6-20-	Series A warrants	$2.92	$3,622,755	$47,488
2006	2011	issued to the Selling
		Securityholders

6-20-	3-19	Series B warrants	$0.75	$6,523,825	$1,057
2006	2007	issued to the Selling
		Securityholders

6-20-	6-20-	$1,673,700 convertible	$0.75	$3,580,384	$232,405
2005	2008	note payable

11-30-	1-8-	$850,000 convertible	$0.75	$21,787	$42,500
2006	2007	note payable

11-30	11-30-	Short-term warrants	$1.95	$2,371,822	$314,287
2006	2011

Total derivative financial instruments					$1,025,900

NOTE 8 - CONTINGENCIES

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

On January 30, 2007, MLB Advanced Media, L.P. (“MLB”) notified the Company that their programming agreement was terminated due to noncompliance and demanded immediate payment of $450,000 plus applicable interest. The Company recognizes a contract with MLB, but contends that it did not receive programming benefits from MLB under this contract during 2006, the financing condition for the effectiveness of the agreement did not occur, and that the amount that may eventually be owed under this agreement is (i) undeterminable at this time and (ii) will be tied to future services provided the Company by MLB. Accordingly, no liability has been recorded in the accompanying consolidated financial statements.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

NOTE 9 - EQUITY INCENTIVE PLAN

2005 Equity Incentive Plan - During December 2005, we adopted the 2005 Equity Incentive Plan, the “2005 Plan,” pursuant to which we were authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and other agents and advisors. The maximum number of options that may be granted in any fiscal year to any participant is 400,000.The 2005 Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Plan was terminated.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $463,518 relating to the grant of 1,340,000 options under the 2005 Plan. No options were exercised prior to the December 2006 termination of the 2005 Plan and the associated cancellation of the options.

2007 Equity Incentive Plan - On March 3, 2007, we adopted the 2007 Equity Incentive Plan, the “2007 Plan,” pursuant to which we are authorized to grant stock options intended to qualify as Incentive Stock Options, “ISO”, under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and advisors, with the exception that ISOs may only be granted to employees of the Company and it’s affiliates, as defined in the 2007 Plan. The maximum number of options that may be granted in any fiscal year to any participant is 750,000. The 2007 Plan shall be administered by the Board of Directors of the Company or by a committee of one or more individuals to which administration of the 2007 Plan, is delegated by the Board of Directors (in either case, the “Administrator”).

As of March 31, 2007, we have granted options to purchase a total of 1,600,000 shares of common stock under our 2007 Plan. The options were granted to members of our Board of Directors and management at a price equal to the fair market value of the common stock at the date of grant. As permitted by the 2007 Plan, the Administrator determined fair market value of the common stock at the date of grant based on a number of factors, including the economic outlook of the Company’s operations and the Company’s position in the industry. The Administrator did not consider the trading price of the Company’s stock to be determinative in establishing the fair market value of the common stock on the date of grant. Fifty percent of the options granted became immediately vested and exercisable on the date of grant and expire ten years from the vest date. The remaining 800,000 outstanding options will vest in March 2008 and expire ten years from the vest date. In the event of an asset sale or change of control, the remaining 800,000 outstanding options will fully vest and all outstanding options will remain in effect for a period of 18 months, regardless of employment status of the grantee.

For the three months ended March 31, 2007, the Company recorded stock-based compensation expense of $259,773 which increased loss from operations and net loss by $259,773.   The impact on basic and fully diluted net loss per common share for the three months ended March 31, 2007 was approximately $.01.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

The Plan provides for the issuance of a maximum of 3 million shares of which 1.4 million were still available for issuance as of March 31, 2007.

Stock option activity under the Plan for the three months ended March 31, 2007 is summarized as follows:
	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-	$-	-	$-
Options granted	1,600,000	$0.15	10.50	$-
Options exercised	-	$-	-	$-
Options cancelled/forfeited/expired	-	$-	-	$-
Outstanding at March 31, 2007	1,600,000	$0.15	10.42	$-

Vested and expected to vest at March 31, 2007(1)	1,600,000	$0.15	10.42	$-

Exercisable at March 31, 2007	800,000	$0.15	9.92	$-

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There is no aggregate intrinsic value in the stock options because the closing stock price of the Company’s common stock on March 31, 2007 is less than the exercise price of the options. As such there are no in-the-money options on March 31, 2007.

As of March 31, 2007, there was $219,808 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over approximately .92 years.  The Company intends to issue new shares to satisfy share option exercises.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:
Three Months Ended
March 31, 2007
Expected dividend yield (1)	0.00
Risk-free interest rate (2)	4.50%
Expected volatility (3)	200.00%
Expected life (in years) (4)	10-11

(1)	The Company has no history or expectation of paying dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of its common stock. The Company used a weighted average of trailing volatility and market based implied volatility for the computation.

(4)
The expected life of stock options granted under the Plan is based on the length of time from date of grant to the expiration date which consists of between 10 to 11 years based on the vest date of each option grant.  The stock options expire 10 years from the date of vest.

NOTE 10 - SUBSEQUENT EVENTS

As discussed in Note 3 above, the Company was loaned $150,000 by one of its founders during the three months ended March 31, 2007. During April 2007 the Company paid the founder $100,000 as reimbursement on this loan.

During April 2007, the Company received $500,000 from a third-party for the prepayment of 5,000 of its set-top boxes for $100 each. See Note 4 regarding the third party’s previous purchase of 2,500 set-top boxes.

Subsequent to March 31, 2007 the Company made principal payments on its Variable Rate Debentures by issuing 3,174,604 shares of its common stock to the Selling Securityholders.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

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

Overview

We are a provider of services and hardware for Internet Protocol Television ("IPTV"). Our subscription-based ITVN service (“ITVN Service”) supplements the television and movie industries by providing consumers with an easy and less expensive way to watch and control television and movies. Until recently, our plan was to establish a pay broadcast network of television programming providing both general appeal programming targeted at both mainstream audiences as well as niche programming targeted at smaller audience segments. Our strategy for achieving our goals was to (i) build the physical infrastructure for collecting, storing and distributing our programming over the Internet, (ii) assemble a critical mass of mainstream and niche television programming, and (iii) to market these content television networks.

In order to implement our business plan and attract name brand content providers, we invested heavily in establishing our computer servers, video capture equipment, satellite reception equipment, and other systems for collecting, converting, storing and distributing programming over the Internet. In addition, we have also assembled a large and diverse collection of programming to appeal to both general audiences and to targeted niche markets. In order to fund our operations, including the purchase of set-top boxes, the purchase and installation of our programming collection and distribution facilities, and the various fees related to acquiring some of our programming content, we have to date raised approximately $10,350,000 of debt and equity financing.

In part as a result of our focus on establishing our infrastructure and assembling content rather than increasing our subscriber base, revenues generated from operations have during the past two years been substantially below the amounts that our internal forecasts and budgets had anticipated. Currently, revenues generated from our operations are not sufficient to fund our working capital needs and we are unable to pay all of our accrued obligations.

While we believe that our business plan, as recently revised, can become a successful business, we currently do not have the financial ability to operate until our subscriber base increases to a level that can sustain our operations. During the past year, our management has attempted to raise additional debt or equity funding in order to obtain the necessary working capital to fund the revised business plan. In addition, management has been forced to consider other alternatives to maintain the viability of our company, including strategic partnerships with other companies in the IPTV business, the sale of our ITVN programming and networks to independent IPTV providers or other on-line content providers, and the possible sale of some or all of this company’s assets. To date, we have not entered into any agreements for additional funding or for any alternative business transaction, and no assurance can be given that we will be able to raise additional funds or enter into any other agreement. If we are unable to raise funds or enter into a strategic partnership/sale agreement, we will have to substantially further reduce our operations and possibly cease our operations.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $7.86 million of convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm. As the convertible debentures related to the derivatives are in default, both the convertible debentures and embedded derivatives are classified as current liabilities in the consolidated balance sheet and the related discounts have been fully amortized As a result of the foregoing accounting procedure, the recent fluctuations in the fair value of our common stock have significantly affected our net loss. During the three month period ended March 31, 2007, we recognized income of $6,406,000 as a result of the change in the fair value of derivative instruments.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement No. 123(R) (hereafter referred to as “SFAS 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” and accordingly, on January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123R. The 2005 Equity Incentive Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Equity Incentive Plan was terminated in December 2006. Prior to the termination of the 2005 Equity Incentive Plan, we recorded stock-based compensation expense of $463,518 for the three months ended March 31, 2006, which increased the loss from operations and net loss by $463,518 for the three months ended March 31, 2006.   The impact on basic and fully diluted net loss per common share for the three months ended March 31, 2006 was $0.02. On March 3, 2007, we adopted the 2007 Equity Incentive Plan, and granted 1.6 million options under the plan. For the three months ended March 31, 2007, we recorded stock-based compensation expense of $259,773, which increased loss from operations and net loss by $259,773.   The impact on basic and fully diluted net loss per common share for the three months ended March 31, 2007 was $0.01. Generally, the approach in SFAS 123R is similar to the approach described in Statement No. 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 9—Equity Incentive Plan of the consolidated financial statements for further information.

Results of Operations

Comparison of Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Net revenues. Net service and hardware revenues for the three months ended March 31, 2007 and 2006 as a percentage of net revenues are listed below.

	Three Months Ended
	March 31,

	2007		2006

Service revenues	$267,456	93%	$163,203	49%
Hardware revenues	20,186	7%	166,661	51%
Net revenues	$287,642	100%	$329,864	100%

Service revenues represent revenues received from subscriptions for the use of the ITVN Services. Service revenues for the three months ended March 31, 2007 increased 64% or $104,000 over the service revenues for the three months ended March 31, 2006. This increase is a reflection of subscription proceeds from an increased number of subscribers to our ITVN Service. Consumer demand for the ITVN products and services increased due to the general availability of our products and services, the support of an affiliate distribution channel, and increased consumer awareness of ITVN. We believe that subscriber interest in the ITVN Services depends on the programming that is available on the ITVN Services. Based on our recent growth in subscription revenues, particularly for some of our niche programming networks, we anticipate that we will have continued service revenue growth in the 2007 fiscal year.

Hardware revenues, net of allowance for sales returns, reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. Hardware revenues for the three months ended March 31, 2007 decreased 88% or $146,000 over hardware revenues for the three months ended March 31, 2006. However, the number of set-top boxes provided to subscribers during the first fiscal quarter of 2007 was 57% higher than the amount of set-top boxes sold in the same fiscal quarter in 2006. In August 2006, in order to determine whether we could significantly increase our subscriber base and increase our monthly service revenues, we initiated, on a test basis, a new marketing strategy in the United States in which we provide a free set-top box to all subscribers who sign a 12-month subscription. While we believe that eliminating the up-front payment that subscribers have to make for the set-top box will increase the number of long-term subscribers this marketing strategy has reduced the revenues we previously derived from hardware sales. If we continue the current marketing strategy of not charging U.S. subscribers for the set-top boxes, we believe the percent of hardware revenues compared to overall revenues will continue to decline.

Costs of goods sold. The net cost of our ITVN Service and our ITVN-enabled set-top box revenues for the three months ended March 31, 2007 and 2006 as a percentage of cost of goods sold are listed below.

	Three Months Ended
	March 31,

	2007		2006
Cost of service revenues	$124,287	49%	$44,224	18%
Cost of hardware revenues	35,196	14%	184,666	76%
Depreciation on capitalized inventory	92,719	37%	13,137	6%
Costs of goods sold	$252,202	100%	$242,027	100%

Cost of service revenues consist primarily of fees paid to content providers, telecommunication and network expenses, and other expenses related to providing the ITVN Service. Since we pay our content providers a percentage of the fees we receive from our subscribers, the cost of service revenues will increase in future periods as the number of subscribers continues to increase.

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top boxes we distribute and sell including freight costs. Our proprietary ITVN-enabled set-top boxes are manufactured for us by third party contract manufacturers. Cost of hardware revenues for the three months ended March 31, 2007 decreased 81% or $149,000 in comparison to the three months ended March 31, 2006. Until August 2006, we sold our set-top box hardware to subscribers at a low price primarily as a means to grow our subscriber base and our monthly service revenues, however, we do not intend to generate significant gross margins, if any, from these hardware sales. As described above, in August 2006, we commenced a new marketing strategy in which we gave subscribers a free ITVN proprietary set-top box if the subscribers entered into a 12-month subscription agreement. The cost of the set-top boxes that are given to subscribers for free is capitalized and depreciated over the expected useful life of the set-top box. We believe that by eliminating low margin hardware sales we will be able to increase the amount of long-term, higher margin services revenues in future periods.

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

Operating Expenses. Operating expenses for the three months ended March 31, 2007 and 2006 as a percentage of operating expenses are listed below:

	Three Months Ended
	March 31,
	2007		2006
Salaries	$394,561	25%	$434,467	23%
Professional fees	226,392	14%	278,030	14%
Sales and marketing	30,957	2%	106,254	6%
Depreciation and amortization	237,100	15%	147,772	8%
Stock based compensation	259,773	16%	463,518	24%
General and administrative	450,022	28%	496,125	25%
Operating expenses	$1,598,805	100%	1,926,166	100%

Salaries for the three months ended March 31, 2007 decreased approximately 9% or $40,000 compared to the corresponding period in 2006 due to a reduction in personnel during the latter part of 2006 and the first quarter of 2007. Because of our recent change in our business plan and our need to adjust our level of operations based on our lack of funds, our future salary expenses are currently not foreseeable.

Professional fees consist primarily of legal, marketing consulting fees, financial and audit fees. For the three months ended March 31, 2007 professional fees decreased 19% or $52,000 compared to the corresponding period in 2006. This was due primarily to cost cutting measures which reduced expenses relating to public relations and design services. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002, and due to the additional technical and marketing consulting fees that we continue to incur in connection with increasing our subscriber base and increasing the amount of programming that we are making available to our customers.

Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, trade shows, and the production of marketing related items. During the three months ended March 31, 2006, we participated in a major trade show as well as advertised with several radio campaigns. We did not participate in these activities during the three months ended March 31, 2007 and accordingly, sales and marketing expenses decreased 71% or $75,000 in comparison to the corresponding period in 2006.

Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the three months ended March 31, 2007 increased 60% or $89,000 compared to the corresponding periods in 2006 due primarily to the acquisition of additional hardware and software to support the company’s business. A substantial amount of hardware was acquired during the latter part of 2006 as a result of obtaining new content for two new networks.

During December 2005, we adopted the 2005 Equity Incentive Plan, the “2005 Plan”. Stock based compensation expense for the three months ended March 31, 2006 represents the expenses we are required to recognize in connection with the grant of stock options to our employees and is amortized on a straight-line basis over the requisite service period, which is generally a two year vesting period. The 2005 Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Plan was terminated. During March 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and advisors. As of March 31, 2007, options to purchase a total of 1,600,000 shares of common stock had been granted under the plan. Fifty percent of the options granted vested immediately and the remaining 800,000 options granted vest in March 2008. The stock based compensation for the fiscal quarter ending March 31, 2007 represents the expense allocated to those option grants.

General and administrative expenses consist primarily of travel, internet connection, insurance and facility costs. General and administrative expenses for the three months ended March 31, 2007 decreased 9% or $46,000 compared to the corresponding period in 2006, due primarily to purchases made during 2006 of miscellaneous computer equipment and software to support the ITVN-Service which were not needed during the three months ended March 31, 2007. Additionally, in 2007 we did not participate in a trade show that we had attended in the first quarter of 2006 thus decreasing travel expenses.

In addition to our operating losses of $1,563,000 during the three months ended March 31, 2007 we incurred interest expense of $438,000. For the three months ended March 31, 2006, we recorded interest expense of $190,000 related to interest and fees on notes payable and a letter of credit. Interest expense has significantly increased in 2007 due to the issuance of $8.9 million of convertible notes payable between October 2005 and September 2006.

The net losses that we have incurred during the three months ended March 31, 2007 and 2006 have been materially distorted by non-cash accounting adjustments related primarily to our derivative instruments. The major components of the accounting adjustments are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Interest expense-derivative instruments	$(297,563)	$-
Amortization of debt discount	(6,620,245)	(247,534)
Change in fair value of derivative instruments	6,406,245	276,455

	$(511,563)	$28,921

Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the three months ended March 31, 2007 in connection with our convertible notes payable. Value received during the three months ended March 31, 2007 for $114,306 of interest debentures were first allocated to the fair value of the bifurcated embedded derivative instruments included in the interest debentures. The total fair value of the embedded derivatives was greater than the amount of the convertible notes payable. As such, we recorded an expense of approximately $298,000, representing the difference between the total fair value of the embedded derivatives and the amount of each interest debenture. During the three months ended March 31, 2006 an interest expense-derivative instruments adjustment was not required. The discounts on the convertible notes payable and the interest debentures were being amortized using an effective interest method over the term of the notes. During the three months ended March 31, 2007 and 2006 approximately $1,246,000 and $248,000, respectively, of the convertible notes payable debt discount was amortized. As of March 31, 2007 the Company was in default with their Secured Convertible Debenture debt covenants. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. As such, the discount on each of these notes was fully amortized resulting in a charge to income of $5,375,000. Change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation.

The other comprehensive losses relates to the unrealized loss on marketable securities.  The marketable securities that we own consist of certain securities of Interactive Brand Development, Inc. that we acquired in December 2005.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of both our common stock and Series A Convertible Preferred Stock, the issuance of the $4,000,000 17% Secured Convertible Debenture, the issuance of the $1,000,000 16% Secured Convertible Debenture, the issuance of the $2,500,000 Variable Rate Secured Convertible Debentures, the issuance of an $850,000 Secured Convertible Debenture, loans extended to us by third party institutions and by certain of our founders, and, to a lesser extent, from revenues generated from our operations. Revenues from operations are subject to the amount and timing of cash received from customers for hardware purchases and cash received from monthly subscriptions.

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

Currently, our operating expenses substantially exceed our gross profits, resulting in significant negative cash flow from operations. In addition, we currently have significant debt service obligations that further negatively effects our liquidity. As of March 31, 2007 we were obligated to pay interest on $4,445,386 and $1,064,240 of outstanding 17% and 16% Secured Convertible Debentures, respectively on a quarterly basis. Interest on both the 17% and 16% Secured Convertible Debentures is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% and 16% Secured Convertible Debentures. As permitted by the 17% Secured Convertible Debentures we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Secured Convertible Debenture by issuing additional 17% Secured Convertible Debentures (having an aggregate face amount of $445,386). As permitted by the 16% Secured Convertible Debenture we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments by issuing additional 16% Convertible Debentures (having an aggregate face amount of $64,240). Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and remains recorded as Interest Payable at May 15, 2007. Additionally, the cash portion of the interest was not paid and additional debentures were not issued for the April 30, 2007 interest payments. As a result of our failure to make these cash payments on the 17% and 16% Secured Convertible Debentures, the debentures and related derivative financial instruments are classified as current liabilities in the consolidated financial statements included in Item 1, herein. The holders of these debentures have not, however, declared a default under the debentures. No assurance can be given, however, that the debenture holders will not declare a default and proceed to exercise their rights as secured lenders (our obligations under both the foregoing 17% debentures and the 16% debentures are secured by security interest in all of this company’s personal property assets.) We are required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full. The May 2007 principal payment was not made as of May 14, 2007.

On June 20, 2006, we issued Variable Rate Secured Convertible Debentures for $2,500,000. Approximately $1,000,000 of the net proceeds we received from the sale of the Variable Rate Secured Convertible Debentures were used to acquire additional equipment needed to receive, store and/or deliver additional video channels introduced during the current fiscal year. The balance of the net proceeds were used to fund our working capital requirements. The Variable Rate Secured Convertible Debentures accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on July 1, 2006. Subject to our satisfaction of certain conditions, interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. We exercised our option to make the October 1, 2006, January 1, and April 1, 2007 interest payments via the issuance of shares of common stock. Additional shares of common stock were issued to adjust to 90% of the VWAP for the January 1, 2007 interest payment. As of May 15, 2007, additional share had not been issued for the April 1, 2007 interest payment. Since November 1, 2006, we have been obligated to make monthly principal payments of $125,000 under the Variable Rate Secured Convertible Debentures. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. We exercised our option to make the November and December 2006 and January, February, March, April, May and a portion of the June 2007 principal payments by issuing shares of our common stock. Additional shares of common stock were issued to adjust for 90% of the VWAP for the December 2006 and January, February and March 2007 principal payments. As of March 31, 2007, we have issued 4,272,599 shares of our common stock as payment of $829,193 of principal and $525,281 of interest under the Variable Rate Secured Convertible Debentures. We have recently held discussions with the holders of the Variable Rate Secured Convertible Debentures regarding restructuring the periodic payments (in both cash and stock) due under these debentures. To date, no agreement has been reached with the holders of these debentures, and no assurance can be given that we will be able to reach an agreement with the debenture holders regarding any revision to the terms of the debentures.

In December 2006 we executed a secured convertible debenture for $850,000. The debenture evidenced a loan made to us in November 2006 by the holder of the 17% debentures and the 16% debentures and is secured by substantially all of our personal property. Additionally, 4,500,000 shares of our common stock have been pledged by various shareholders as security. The debenture was due in January 2007 but has not been paid. Accordingly, we are currently in default under that loan, although the holder has not yet declared a default. The loan states that interest will accrue at a rate of 5% per month.

Our obligations under both the foregoing 17% debentures and the 16% debentures are secured by a security agreement, pursuant to which we granted to the holder of those debentures a first priority security interest in all of this company’s personal property assets. In addition, we have granted the holders of the Variable Rate Secured Convertible Debentures a second priority lien on our assets. Currently, we are not in compliance with certain of the covenants and provisions of the foregoing debentures and have not made all required principal and interest payments. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time.

As indicated above, our operations currently do not generate sufficient cash to fund either our cash working capital/operating needs or our debt service obligations. In addition, the funds we currently have on hand are not sufficient to fund all of our anticipated working capital needs through the end of the second quarter of 2007. Since we do not project that our monthly subscription revenues will be sufficient to fund all of our working capital needs by the end of the second quarter of 2007, we will have to obtain additional funds from either loans from affiliates or third parties, loans from unrelated parties or from additional sales of our securities. Under the current covenants on some of our outstanding debentures, any proceeds raised from the sale of our debt/equity securities, at the option of the holder, will have to be used to repay all of the 16% Convertible Debenture and up to half of the 17% Convertible Debenture. Accordingly, because of the foregoing terms of the debentures, and our current noncompliance with those debentures, our ability to raise additional capital to fund our anticipated working capital needs is severely limited. We do not have any written commitments from any affiliates or any third parties for additional loans. We cannot assure you that additional financing will be available to us, on a timely basis, or at all, to enable us to continue to operate our business. Furthermore, if we raise additional funds through the issuance of equity or equity-linked debt securities, the terms of such securities may be unfavorable to our existing stockholders, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities during the three months ended March 31, 2007:

Three Months Ended March 31, 2007

Cash flows used in operating activities	$(259,060)

Cash flows provided by financing activities	$150,000

Cash flows used in operating activities for the three months ended March 31, 2007 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. For the three months ended March 31, 2007, we had negative cash flow from operations of $259,060. Offsetting this negative cash flow were the following non-cash adjustments; (i) $6,620,000 of debt discount amortization, $298,000 of embedded derivatives (which were offset by $6,406,000 of the change in the fair value of such instruments that were recognized in connection with the issuance of our 17% and 16% Secured Convertible Debentures, Variable Rate Secured Convertible Debenture debentures and $850,000 Secured Convertible Debenture), (ii) $330,000 of depreciation and amortization, and (iii) and the recording of stock based compensation expense of $297,563. Cash flows provided by financing activities for the three months ended March 31, 2007 represent proceeds from one of our founders to help support operations.

The following is a summary of our contractual cash obligations as of April 30, 2007:

Contractual Obligations	Total	2007	2008	2009 and Thereafter

Related party notes payable	$956,593	$956,593	$-	$-
17% Debentures (1)	$4,445,386	$4,445,386	$-	$-
16% Debenture (1)	$1,064,240	$1,064,240	$-	$-
Variable rate debentures (1)	$2,069,325	$1,319,325	$-	$-
Secured convertible debenture (1)	$850,000	$850,000	$-	$-

(1) Debentures are in default of certain of their debt covenants and accordingly, the entire outstanding contractual obligation is show due in 2007.

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at March 31, 2007.

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

As of March 31, 2007, we had stockholders' deficit of $9,012,270. Since its inception through March 31, 2007, ITVN has had a loss from operations of $14,714,564. Although our subscription revenues and hardware sales have recently increased, our operating revenues are not sufficient to fund our operating expenses and are not expected to increase sufficiently in the near term to fund the foregoing operating deficits. The limited amount of cash available to us as of the date of the filing of this Quarterly Report is not sufficient to fund our anticipated near-term operating needs. Accordingly, in order to continue to operate, we must obtain additional funding from debt or equity offerings, strategic partnerships or the sale of some of our assets. We have also recently initiated action to find alternative sources of financing or alternative means for preserving the value of our operations for our creditors and stockholders. To fund our future operations we will need substantial additional debt or equity financing, for which we currently have no commitments or arrangement. We cannot assure you that any additional financing will be available to us in the future or that we will be able to protect the value of our assets and business. Our inability to obtain the additional required financing will have a material adverse effect on our business, the value of our assets and operations, the ability of our creditors and stockholders to realize a material return on their investment in us, and on our ability to remain a viable entity. Accordingly, in the event that we do not obtain all of the funds required to operate our business in the near future or do not enter into some alternate transaction, we will have to further reduce our operations, abandon certain business plans, or even terminate our operations altogether.

We are currently in default under our outstanding secured debentures and could be subject to foreclosure actions at any time. The debentures are secured by liens on all of our assets. If any foreclosure actions are initiated, we could lose our entire business, and our stockholders would lose their entire investment.

We currently have outstanding debentures that, as of March 31, 2007, had an outstanding principal balance of $8,033,326. All of the foregoing debentures are secured by security interests on all of our assets. We currently are technically in default under our outstanding debentures. Accordingly, the holders of any of the debentures could at any time declare a default under the debentures, accelerate the maturity dates of the debentures, and thereafter commence foreclosure proceedings. In the event of a foreclosure proceeding, all of our assets would be seized to satisfy our obligations to the debenture holders, which would cause our operations to be sold and would result in a loss of each stockholders investment in this company. To date, none of the debenture holders has declared a default. However, we have not entered into any forbearance or agreements with the debenture holders under which the holders have agreed not to declare a default and foreclose. Therefore, a foreclosure could be initiated at any time.

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

We should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with a new companies. We did not commercially launch our ITVN Services until April 2005, and have only generated a total of $2,101,000 of revenues since then. As an early-stage company, we expect to incur significant operating losses. Based on our internal projections, we do not expect that our monthly sales and subscription revenues will be able to pay all of our projected operating expenses until we have distributed all of the 25,000 set-top boxes that we have purchased to monthly paying customers. No assurance can be given that we will ever have sufficient continuous subscribers or that we will generate revenues sufficient for us to become profitable.

Our auditors have issued a going concern opinion, which may make it more difficult for us to raise capital

Our auditors have included a going concern opinion on our December 31, 2006 audited financial statements because we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

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

Because we have outstanding securities that have embedded derivatives related to them, we will have to record either income or loss in our financial statements on each date that we issue our financial statements depending on the trading price of our stock on the balance sheet date, the trading volatility of our stock and other factors. The accounting treatment of derivative financial instruments requires that we record the Debentures, the 16% Secured Convertible Debenture, the 17% Secured Convertible Debenture, the Variable Rate Secured Convertible Debenture and the $850,000 Secured Convertible Debenture and related warrants at their fair values as of each balance sheet date. Therefore, when we issue either our quarterly or annual financial statements, any change in fair value of the derivatives is recorded as non-operating, non-cash income or expense at each reporting date and the amount of liabilities reflected on our balance sheet related to the embedded derivate is either increased or decreased. For example, if the trading price of our common stock is higher on a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge on our financial statements. Accordingly, if the price of our stock price is higher, we will have to reduce our financial statement income (or increase the amount of our net loss) as a result of the required accounting adjustment. Conversely, if the price of our common stock is lower at a subsequent balance sheet date, we will be required to record non-operating, non-cash income, which will increase our net income (or reduce our net loss). Depending on the size of the stock price fluctuations, these accounting adjustments may be significant if the price of our common stock fluctuates significantly. The financial statement adjustments related to our outstanding derivates could negatively impact an investor’s understanding of our financial results and condition.

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

We are authorized to issue up to 75,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. We are also authorized to issue up to 5,000,000 shares of preferred stock, of which 3,333,333 have been designated as the Series A Preferred. The Board of Directors has right to establish the rights and preferences of the remaining 1,666,667 shares of preferred stock, which designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. Preferred stockholders could adversely affect the rights of holders of common stock by:

●	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

●	receiving preferences over the holders of common stock in the event of our dissolution or liquidation;

●	delaying, deferring or preventing a change in control of our company; and

●	discouraging bids for our common stock.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of March 31, 2007, our directors, executive officers and one of our key employees beneficially owned approximately 23% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

●	our merger with or into another company;

●	a sale of substantially all of our assets; and

●	amendments to our articles of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE TELEVISION NETWORKS, INC.

Date: May 21, 2007	By:	/s/ CHARLES PRAST Charles Prast, Chief Executive Officer and Interim Chief Financial Officer