Form 10QSB
period 2007-06-30
Interactive Television Networks
filed 2007-08-23
CIK 1174893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On August 10, 2007, there were 32,573,098 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INTERACTIVE TELEVISION NETWORKS, INC.
For the quarter ended June 30, 2007
FORM 10-QSB

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheet at June 30, 2007	1

	Consolidated Statements of Operations for the three and six months
	ended June 30, 2007 and 2006	2

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2007 and 2006	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis or Plan of Operation	18

Item 3.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 6.	Exhibits	35

SIGNATURES		36

PART I

ITEM 1. Consolidated Financial Statements (unaudited):

Interactive Television Networks, Inc.
Consolidated Balance Sheet
June 30, 2007
Unaudited

Assets

Current assets
Cash	$67,249
Inventory, net	285,609
Prepaids and other	197,556
Investments in marketable securities	247,716
Total current assets	798,130

Capitalized inventory, net	224,866
Fixed assets, net	589,522
Deposits	64,923

Total Assets	$1,677,441

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities
Convertible notes payable	$7,976,183
Accounts payable and accrued liabilities	2,700,461
Accounts payable and accrued liabilities - related parties	1,272,701
Notes payable - related parties	956,593
Derivative financial instruments	953,176
Total current liabilities	13,859,114

Warrant liability	4,848

Total Liabilities	13,863,962

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333
shares of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized,
32,573,098 issued and outstanding	32,573
Additional paid-in capital	19,977,816
Other comprehensive deficit	(1,026,004)
Accumulated deficit	(31,174,239)
Total Stockholders' Deficit	(12,186,521)

Total Liabilities and Stockholders' Deficit	$1,677,441

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenues
Service revenues	$300,615	$157,210	$568,071	$320,413
Hardware revenues	454,862	21,385	475,047	188,046
Total revenues	755,477	178,595	1,043,118	508,459

Costs of goods sold
Cost of service revenues	116,519	52,161	240,806	96,384
Cost of hardware revenues	279,740	31,784	314,936	216,450
Depreciation on capitalized inventory	134,494	12,911	227,213	26,049
Total costs of goods sold	530,753	96,856	782,955	338,883

Gross profit	224,724	81,739	260,163	169,576

Operating expenses
Salaries	378,785	463,123	773,346	897,589
Professional fees	271,106	365,620	497,498	643,651
Sales and marketing	22,052	36,619	48,010	142,874
Depreciation and amortization	200,087	181,909	437,187	329,681
Stock based compensation	59,948	214,926	319,721	678,444
General and administrative	356,206	451,943	798,338	948,068
Total expenses	1,288,184	1,714,140	2,874,100	3,640,307

Loss from operations	(1,063,460)	(1,632,401)	(2,613,937)	(3,470,731)

Other income/(expenses)
Interest income	-	1,441	-	5,018
Interest expense	(445,436)	(237,471)	(883,294)	(427,119)
Penalties and late fees	(552,122)	-	(565,010)	-
Interest expense-derivative instruments	-	(12,515,181)	(297,563)	(12,515,181)
Amortization of debt discount	(1,111,987)	(343,711)	(7,732,232)	(591,245)
Change in fair value of derivative instruments	70,471	(419,084)	6,476,716	(142,629)

Net loss	(3,102,534)	(15,146,407)	(5,615,320)	(17,141,887)

Other comprehensive losses
Unrealized loss on marketable securities	(188,823)	(500,735)	(78,368)	(401,471)
Comprehensive loss	$(3,291,357)	$(15,647,142)	$(5,693,688)	$(17,543,358)

Weighted average number of common
shares outstanding:
Basic and fully diluted	31,910,268	24,881,767	29,286,022	24,881,767

Net income loss per common share:
Basic and fully diluted	$(0.10)	$(0.61)	$(0.19)	$(0.69)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the six months
	ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,615,320)	$(17,141,887)
Adjustments to reconcile net loss
to net cash used in operations:
Depreciation and amortization	664,400	355,730
Loss on disposal of fixed assets	-	357
Stock based compensation expense	319,721	678,444
Amortization of debt discount	7,732,232	591,245
Interest expense - derivative instruments	297,563	12,515,181
Change in fair value of derivative instruments	(6,476,716)	142,629
Changes in assets and liabilities
Accounts receivable	-	100,000
Inventory	277,200	113,677
Prepaids and other	(82,083)	(149,555)
Deposits	54,718	(31,228)
Accounts payable and accrued liabilities	1,820,419	384,506
Accounts payable and accrued liabilities - related parties	724,953	(156,868)
CASH FLOWS USED IN OPERATING ACTIVITIES	(282,913)	(2,597,769)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(699)	(930,425)
Proceeds from disposal of fixed assets	-	15,086
CASH FLOWS USED IN INVESTING ACTIVITIES	(699)	(915,339)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances recorded as accrued liabilities - related parties	206,731	-
Payments on notes payable - related parties	-	(100,000)
Proceeds from issuance of convertible notes payable	-	3,500,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	206,731	3,400,000
Net cash decrease for period	(76,881)	(113,108)
Cash at beginning of period	144,130	1,525,093
Cash at end of period	$67,249	$1,411,985

Supplemental disclosures of cash flow information:
Interest paid	$-	$178,946
Income taxes paid	$-	$-

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$160,800	$15,201
Issuance of convertible debt in lieu of interest payments	$114,306	$175,130
Issuance of common stock in lieu of principle payments	$449,030	$-
Issuance of common stock in lieu of interest payments	$72,797	$-
Issuance of common stock warrants	$-	$543,072
Unrealized loss on marketable securities, net	$(78,368)	$(401,471)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1 - NATURE OF OPERATIONS

Interactive Television Networks, Inc., a Nevada corporation  (the “Company” or the “Parent”) formerly known as Radium Ventures, Inc., owns 100% of the issued and outstanding capital stock of ITVN, Inc., a Nevada corporation formerly known as XTV, Inc. and as Interactive Television Networks, Inc. ("ITVN"), a company that we acquired on June 3, 2005 in a merger. All of this company's operations are currently conducted through ITVN. Unless the context indicates otherwise, references herein to “we,” “our,” or the "Company" during periods prior to June 3, 2005 refer solely to ITVN, while references to “we,” “our,” or the "Company" after June 3, 2005 refer to both Interactive Television Networks, Inc. and its subsidiaries; ITVN and ITVN Europe S.A.

ITVN creates and provides a service (the "ITVN Service") enabling subscribers to receive television content via the Internet and view the content on their television.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 - GOING CONCERN BASIS

For the three and six months ended June 30, 2007, the Company incurred losses from operations totaling $1,063,460 and $2,613,937, respectively, had cash flows used in operating activities totaling $282,913 for the six months ended June 30, 2007, and had an accumulated deficit of $31,174,239 as of June 30, 2007. As of August 10, 2007 the Convertible Notes Payable described in Note 5 are in default and accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements it may have to cease operations.

On July 9, 2007, the Company’s subsidiary, ITVN, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”), with BroadShift Inc., a corporation existing under the laws of the Province of Ontario, Canada (“BroadShift”) whereby ITVN would sell substantially all of it’s assets to BroadShift. Substantially all of the Parent’s operations are conducted through ITVN, and substantially all of the operating assets related to the operations of the Parent’s digital video internet distribution business are owned by ITVN. Following the sale of its assets to BroadShift, ITVN will have no operating assets and will cease all operations. Accordingly, the Company does not expect to have significant on-going operating expenditures following the closing of the sale of ITVN’s assets. After the asset sale, our working capital needs will have to be funded from any cash that ITVN does not use to repay the outstanding Convertible Notes Payable and other liabilities, and from the periodic sale of the BroadShift shares that the subsidiary, ITVN, will receive at the closing. See further discussion at Note 4.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. No adjustments have been made for the proposed sale of substantially all of ITVN’s assets to BroadShift. The ability of the Company to continue as a going concern on a longer-term basis will be dependent upon the closing of the Asset Purchase Agreement, the ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, the ability to obtain additional financing and/or the ability to ultimately attain profitability.

NOTE 3 - RELATED PARTY TRANSACTIONS

During March 2007, one of the founders of the Company sold 1,500,000 shares of his common stock in the Company for $150,000.  The founder then paid $60,000 of the Company’s outstanding accounts payable and loaned the remaining $90,000 to the Company to support operations. During April 2007 the Company paid the founder $100,000 as reimbursement on this loan. The remaining $50,000 due to the founder is included in accounts payable and accrued liabilities - related parties in the accompanying consolidated balance sheet at June 30, 2007

During the six months ended June 30, 2007, ITVN sold 10,556 of its set-top boxes to BroadShift for $90 each. These sales to BroadShift are being effected in anticipation of the sale by ITVN of substantially all of its assets to BroadShift. Of these set-top boxes sold, 4,960 have been shipped to BroadShift, resulting in an additional $446,400 of hardware revenue being recorded during the three months ended June 30, 2007. The remaining 5,596 set-top boxes have not been shipped to BroadShift, and the associated revenue has been deferred and is included in accounts payable and accrued expenses - related party in the accompanying consolidated balance sheet at June 30, 2007. Additionally as of June 30, 2007, on behalf of ITVN, BroadShift paid $156,731 to ITVN’s’s vendors. Such payments will be applied against the final sales price of the ITVN assets to BroadShift. See Notes 4 and 10.

NOTE 4 - ASSET PURCHASE AGREEMENT WITH BROADSHIFT

Under the terms of the Asset Purchase Agreement, the Company’s subsidiary, ITVN, agreed to sell and transfer to BroadShift, or a new subsidiary of BroadShift, substantially all of its assets, including ITVN’s remaining inventory of set-top boxes, all of the subscribers for its subscription based network of television programming services, most of its intellectual properties related to its operations (including its trademarks, certain URLs, customer lists and know-how), and a portion of its video content agreements (certain content agreements were entered into by the Company which are not being transferred to BroadShift). The Parent is not a party to the Asset Purchase Agreement. The assets which are to be sold in conjunction with the Asset Purchase Agreement consist of virtually all those included in the accompanying consolidated balance sheet at June 30, 2007. All assets owned by the Parent or its subsidiary, ITVN Europe S.A., the Parent’s investments in marketable securities, and the Parent’s XTV.com and ITVN.com URLs are excluded from the sale.

The purchase price under the Asset Purchase Agreement for the assets of ITVN consists of the following: (i) U.S.$5,050,000 payable in cash at the closing, and (ii) a number of the BroadShift’s common shares equal to CDN $6,398,695 (less approximately U.S. $126,000 of ITVN’s accounts payable that BroadShift will assume) divided by the price at which BroadShift’s common shares are initially sold in BroadShift’s initial public offering. Based on the currency exchange rate in effect on July 13, 2007, the BroadShift common shares currently have a value in U.S. dollars equal to approximately $6,099,000. The price at which BroadShift’s common shares will be sold in the initial public offering has not yet been established. The portion of the purchase price to be paid in shares of BroadShift common stock is subject to decrease (i) if the number of set-top boxes ITVN has in its inventory and available for sale to BroadShift at the closing is less than 3,100, (ii) if the revenues of ITVN for the 30 days prior to the closing is less than $80,000, and (iii) if ITVN has less than 4,860 committed subscribers on the closing date. Other than the foregoing U.S. $126,000 of accounts payable that BroadShift has agreed to pay, BroadShift will not assume or become responsible for any other debts or liabilities of ITVN that are outstanding as of the date of the closing. ITVN intends to use the cash that it receives from the sale of its assets to repay a portion of its outstanding indebtedness, including all of the Convertible Notes Payable that currently encumber the ITVN assets to be sold. ITVN will not, however, receive sufficient cash from the sale of its assets to repay all of the outstanding indebtedness of ITVN and the Company. ITVN will not be able to re-sell the BroadShift shares that it receives for its assets for at least nine months following the closing of the asset sale. ITVN does, however, currently intend to re-sell all of the BroadShift shares prior to the first anniversary of the closing of the asset sale. Depending on the net proceeds that ITVN receives from the sale of the BroadShift shares, it may be able to fully repay its remaining outstanding liabilities and may have capital for possible future business activities. The closing of the sale of the ITVN assets to BroadShift is currently anticipated to occur by the end of August 2007. No assurance can, however, be given that the closing of the asset sale will occur in August 2007, or at all.

The closing of the acquisition is subject to certain conditions, including, among others: (i) the completion of an initial public offering by BroadShift in which BroadShift raises no less than CDN $20,000,000, (ii) BroadShift’s common shares are approved for listing on the Toronto Stock Exchange or the TSX Venture Exchange; (iii) no occurrence of a material adverse change has occurred in ITVN’s business or assets; or (iv) the release and discharge of any encumbrances affecting or relating to the purchased assets. BroadShift has filed its preliminary prospectus for its initial public offering with the required Canadian regulatory authorities.

The Asset Purchase Agreement may be terminated under certain circumstances, including by any party after September 30, 2007 if the acquisition has not been completed due to no fault of the terminating party.

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

As permitted by the 17% Debenture, we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Debenture by issuing five additional 17% Secured Convertible Debentures (in the face amounts of $92,220, $82,910, $85,700, $91,300 and $93,256, respectively). As permitted by the 16% Debenture, we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 16% Debenture by issuing three additional 16% Secured Convertible Debentures (in the face amount of $23,020, $20,170 and $21,050, respectively). The 17% Debenture and 16% Debenture, along with the Interest Debentures are known collectively as the “Fund Debentures.” Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. Additionally, the cash portion of the interest was not paid and additional debentures were not issued for the April 30 and the July 31, 2007 interest payments.

We are also required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full. The May, June and July 2007 principal payments were not made as of August 10, 2007. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Fund Debenture’s debt covenants, the Fund Debentures and related derivative financial instruments (see Note 7 below) are classified as current liabilities in the accompanying consolidated financial statements. In association with this default, the related discounts have been fully amortized at June 30, 2007

Variable Rate Debentures

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

The Variable Rate Debentures accrue interest on the aggregate unconverted and then outstanding principal amount at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest for the three and six months ended June 30, 2007 was calculated using the 15% rate. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on October 1, 2006. Interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. We exercised our option to make the October 1, 2006, January 1, and April 1, 2007 interest payments via the issuance of shares of common stock. For the three months ended March 31, 2007 $72,797 of interest was paid through the issuance of 332,610 shares of our common stock. As of August 15, 2007, neither share issuances nor cash payments have been made for the April 1, 2007 interest payments and no shares have been issued or cash payments made for the July 1, 2007 interest payments.

Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Debentures have been repaid in full, we are obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. Accordingly, we exercised our option to make the November and December 2006 and January, February, March, April, May and a portion of the June 2007 principal payments by issuing shares of our common stock. Additional shares of common stock were issued to adjust for 90% of the VWAP for the December 2006 and January, February and March 2007 principal payments. For the six months ended June 30, 2007, $449,029 of principal was paid through the issuance of 6,726,324 shares of our common stock.

As noted above, we have not made a number of principal and interest payments to the Selling Securityholders and our Variable Rate Debentures are in default. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. We have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Variable Rate Debentures debt covenants, the Variable Rate Debentures and related derivative financial instruments (see Note 7 below) are classified as current liabilities in the accompanying consolidated financial statements and the related discounts have been fully amortized at June 30, 2007.

 Short-term Debenture

On December 20, 2006, the Company entered into a series of agreements, each of which is dated as of November 30, 2006, pursuant to which the Company sold to a fund (the “Fund”) (i) a short-term Secured Convertible Debenture (the "Short-term Debenture") having an initial principal balance of $850,000, and (ii) five-year warrants (the "Short-term Warrants") to acquire 1,931,818 shares of the Company’s common stock (the "Short-term Warrant Shares") at an exercise price of $2.00 per share. The Short-term Debenture is convertible at a conversion price of $2.00. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price of the Short-term Debenture was reduced to $0.75 and the exercise price of the Short-term Warrants was reduced to $1.95. The Short-term Debenture matured on January 8, 2007 however, as of August 15, 2007 the debenture had not been paid and is considered in default.

The Short-term Debenture accrues interest at a rate of 5% per month until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable upon maturity of the Short-term Debenture, in cash.

Convertible Notes Payable - all
For the three months ended June 30, 2007, the Company accrued $550,000 of penalties and late fees related to the defaults and late payments on its Convertible Notes Payable.

As of June 30, 2007, the following were outstanding under the Convertible Notes Payable. See Note 7 for information on the derivative instrument liabilities related to the warrants and the bifurcated embedded derivative instruments.

17% secured convertible debenture, with monthly principal repayments of $222,222 starting May 1, 2007	$4,000,000

17% Interest Debenture dated January 31, 2006, with monthly principal repayments of $5,123 starting August 1, 2007	92,220

17% Interest Debenture dated April 30, 2006, with monthly principal repayments of $4,606 starting November 1, 2007	82,910

17% Interest Debenture dated July 31, 2006, with monthly principal repayments of $4,761 starting February 1, 2008	85,700

17% Interest Debenture dated October 30, 2006, with monthly principal repayments of $5,073 starting May 1, 2008	91,300

17% Interest Debenture dated January 31, 2007, with monthly principal repayments of $5,181 starting August 1, 2008	93,256

16% secured convertible debenture, with monthly principal repayments of $55,555 starting November 1, 2007	1,000,000

16% Interest Debenture dated July 31, 2006, with monthly principal repayments of $1,279 starting February 1, 2008	23,020

16% Interest Debenture dated October 30, 2006, with monthly principal repayments of $1,121 starting May 1, 2008	20,170

16% Interest Debenture dated January 31, 2007, with monthly principal repayments of $1,170 starting August 1, 2008	21,050

Variable Rate Debentures, with monthly principal repayments of $125,000 starting November 1, 2006	1,616,557

Short-term Debenture, due January 8, 2007	850,000

Convertible notes payable	$7,976,183

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

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, the investors received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. As of June 30, 2007 the warrants issued were valued using the Black-Scholes option pricing model at $4,848. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at June 30, 2007 of $0.022 per share; a risk-free rate of return of 4.50%; dividend yield of zero percent; and a volatility of 250%. These warrants remain outstanding at June 30, 2007.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities for the 17% and 16% Debentures, the Variable Rate Debentures and the Short Term Debenture. The derivative instruments included in the Interest Debentures were valued by the Company at June 30, 2007

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at June 30, 2007), we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instruments. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 250%. The risk-free rates of return used ranged from 4.28% to 4.92%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Accounting adjustments made to our derivative instruments and Convertible Notes Payable created material distortions to our net losses for the three and six months ended June 30, 2007 and 2006. The major components of the accounting adjustments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest expense-derivative instruments	$-	$12,515,181	$297,563	$12,515,181
Amortization of debt discount	1,111,987	343,711	7,732,232	591,245
Change in fair value of derivative instruments	(70,471)	419,084	(6,476,716)	142,629
	$1,041,516	$13,277,976	$1,553,079	$13,249,055

Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the three and six months ended June 30, 2007 in connection with our convertible notes payable. The value of the January 31, 2007 Interest Debentures were first allocated to the fair value of the bifurcated embedded derivative instruments. The total fair value of the embedded derivatives was greater than the amount of the Interest Debentures. As such, the January 31, 2007 Interest Debentures were recorded at zero, a significant discount from their face amount and interest expense-derivative instruments, representing the difference between the total fair value of the embedded derivatives and the amount of the January 31, 2007 Interest Debentures, was charged $297,563 during the three months ended March 31, 2007. No such charge was required during the three months ended June 30, 2006 as no interest debentures were issued.

The discounts on the Convertible Notes Payable and the Interest Debentures were being amortized using an effective interest method over the term of the notes. As of June 30, 2007 the Company was in default with their Fund and Variable Rate Debentures debt covenants. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. As such, the discount on each of these notes was fully amortized resulting in a charge to income during the three and six months ended June 30, 2007 of $1,111,987 and $7,732,232, respectively.

The change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation. As a result of the substantial decline in the market value of our common stock, as well as, the related volatility in trading, the Company recorded the above noted changes in fair value of derivative instruments.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows:

			Exercise
			Price	Value -
Issue	Expiry		Per	Issue	Value -
Date	Date	Instrument	Share	Date	June 30, 2007

10-20- 2005	10-20- 2010	17% warrants issued to the Fund	$2.93	$2,207,982	$27,141

10-20- 2005	10-01- 2008	$4,000,000 convertible note payable	$0.75	$2,823,168	$41,928

1-31- 2006	1-30- 2009	$92,220 interest debenture	$0.75	$73,086	$12,693

4-30- 2006	4-29- 2009	$82,910 interest debenture	$0.75	$63,636	$16,435

7-31- 2006	7-30- 2009	$85,700 interest debenture	$0.75	$67,488	$18,874

10-31- 2006	10-31- 2009	$91,300 interest debenture	$0.75	$52,581	$39,446

1-31- 2007	1-31- 2010	$93,256 interest debenture	$0.75	$326,595	$161,163

4-18- 2006	4-18 2011	16% warrants issued to the Fund	$2.93	$810,089	$13,587

4-18 2006	4-17 2009	$1,000,000 convertible note payable	$0.75	$1,340,278	$12,760

7-31- 2006	7-30- 2009	$23,020 interest debenture	$0.75	$23,476	$7,288

10-31- 2006	10-31- 2009	$20,170 interest debenture	$0.75	$18,941	$10,378

1-31- 2007	1-31- 2010	$21,050 interest debenture	$0.75	$85,274	$43,325

6-20- 2006	6-20- 2011	Series A warrants issued to the Selling Securityholders	$2.92	$3,622,755	$28,085

6-20- 2006	3-19 2007	Series B warrants issued to the Selling Securityholders	$0.75	$6,523,825	$68,225

6-20- 2005	6-20- 2008	$1,673,700 convertible note payable	$0.75	$3,580,384	$226,363

11-30- 2006	1-8- 2007	$850,000 convertible note payable	$0.75	$103,327	$42,500

11-30 2006	11-30- 2011	Short-term warrants	$1.95	$2,371,822	$182,985

Total derivative financial instruments					$953,176

NOTE 8 - CONTINGENCIES

On January 22, 2007, David Koenig, Holio, Inc. and Holio.net (collectively, the “Koenig Parties”) filed a complaint against Interactive Television Networks, Inc. and XTV, Inc. in the Superior Court of the State of California, County of Orange. Mr. Koenig has previously represented to us that Holio, Inc. and Holio.net are entities that he controls. The Koenig Parties allege that (i) we owe Mr. Koenig $427,344, plus interest at a rate of 8% per annum ($53,482), under a promissory note we executed in favor of Mr. Koenig, (ii) Mr. Koenig is entitled to collect $120,000 from us for his litigation legal fees, (iii) we owe the Koenig Parties unspecified amounts under a written licensing and distribution agreement and under a written content licensing agreement, and (iv) we have breached our oral consulting agreement with Mr. Koenig and, therefore, we owe him no less than $40,000 plus reimbursements of $6,148. On May 1, 2007, a default judgment was rendered against Interactive Television Networks, Inc. in favor of the Koenig Parties in the amount of $575,028. Although ITVN was not named in the default judgment or the subsequent Notice of Levy or Writ of Execution, the Koenig Parties on June 13, 2007 garnished $148,884 from ITVN’s bank accounts. We are vigorously contesting the garnishment of the ITVN bank accounts and the default judgment. On July 27, 2007, we filed a motion with the Superior Court to set aside and vacate the default judgment. This amount is held in escrow by the bank and is included in prepaids and other in the accompanying financial statements.

On July 27, 2007, ITVN filed a complaint against the Koenig Parties and against John Arnold in the Superior Court of the State of California, County of Los Angeles. In its complaint, ITVN alleged that Mr. Koenig is a co-founder of ITVN, Inc., and previously served as ITVN, Inc.’s Chief Technology Officer. Mr. Koenig’s responsibilities at ITVN included acquiring and registering Internet domain names that ITVN used in its business. Mr. Koenig was in charge of acquiring more than forty URLs for ITVN, including but not limited to the following URLs that are used in ITVN’s business: (a) itvn.com; (b) xtv.com; (c) itvncash.com; and (d) xtvcash.com. ITVN alleged that when Mr. Koenig left ITVN, more than forty of the domain names that are the property of ITVN, Inc. were not registered in ITVN, Inc.’s name. Instead, the most valuable domain names are registered to entities controlled by Mr. Koenig, including but not limited to Holio, Holio.net, and/or other entities. ITVN alleges that the failure of Mr. Koenig to have the domain names registered to ITVN damaged ITVN’s business. In addition, as a result of defendants’ wrongful possession of the itvn.com and xtv.com URLs, and ITVN’s resulting inability to transfer those URLs to BroadShift, ITVN was forced to accept a sale price for ITVN’s assets that was considerably less than BroadShift was willing to pay if ITVN had been able to guaranty ownership of and delivery of the domain names. In addition, ITVN is informed and believes that if it had the ability to promote and develop its websites, and satisfy its senior creditors (which Mr. Koenig and the other defendants made impossible) then it would have been able to sell its assets for at least $5,000,000 more than the price it reached with BroadShift.

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

In February 2006, Derek Garnier filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against David Koenig and the Company’s subsidiary, ITVN. On June 26, 2007, the Court entered a judgment in favor of Mr. Garnier and against ITVN for the aggregate amount of $90,111 which is included in accounts payable in the accompanying consolidated financial statements.

On June 28, 2007, a lawsuit titled Mary Aviles, Trustee for the Mary Aviles MPPU-A dated 01/01/99 for the Benefit of M. Aviles; Ismael Silva, Jr.; and DEGMA Investing LLC v. Interactive Television Networks, Inc., Michael Martinez, M.A.G. Capital, LLC, David Koenig, Charles Prast and David Firestone, was filed in the California Superior Court for the County of Orange. The plaintiffs allege that they purchased stock of Interactive Television Networks, Inc. based on representations from unspecified defendants that the stock would double in price within 90 days. On that basis, the plaintiff seeks damages for securities fraud, intentional misrepresentation, negligent misrepresentation, as well as rescission of their agreement to purchase the stock. The parties intend to vigorously defend themselves.

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

As of March 31, 2007, we have granted options to purchase a total of 1,600,000 shares of common stock under the 2007 Plan. The options were granted to members of our Board of Directors and management at a price equal to the fair market value of the common stock at the date of grant. As permitted by the 2007 Plan, the Administrator determined fair market value of the common stock at the date of grant based on a number of factors, including the economic outlook of the Company’s operations and the Company’s position in the industry. The Administrator did not consider the trading price of the Company’s stock to be determinative in establishing the fair market value of the common stock on the date of grant. Fifty percent of the options granted became immediately vested and exercisable on the date of grant and expire ten years from the vest date. The remaining 800,000 outstanding options will vest in March 2008 and expire ten years from the vest date. In the event of an asset sale or change of control, the remaining 800,000 outstanding options will fully vest and all outstanding options will remain in effect for a period of 18 months, regardless of employment status of the grantee. No additional options have been granted subsequent to March 31, 2007

For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $59,948 and $319,721, respectively, which increased loss from operations and net loss by $59,948 and $319,721, respectively.   The impact on basic and fully diluted net loss per common share for the three and six months ended June 30, 2007 was approximately $0.001 and $0.01, respectively.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

The Plan provides for the issuance of a maximum of 3 million shares of which 1.4 million were still available for issuance as of June 30, 2007.

Stock option activity under the Plan for the six months ended June 30, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-	$-	-	$-
Options granted	1,600,000	$0.15	10.42	$-
Options exercised	-	$-	-	$-
Options cancelled/forfeited/expired	-	$-	-	$-
Outstanding at June 30, 2007	1,600,000	$0.15	10.17	$-

Vested and expected to vest at June 30, 2007(1)	1,600,000	$0.15	10.17	$-

Exercisable at June 30, 2007	800,000	$0.15	9.67	$-

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There is no aggregate intrinsic value in the stock options because the closing stock price of the Company’s common stock on June 30, 2007 is less than the exercise price of the options. As such there are no in-the-money options on June 30, 2007.

As of June 30, 2007, there was $159,860 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over the next five months. The Company intends to issue new shares to satisfy share option exercises.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:
Six Months Ended

Six Months Ended
June 30, 2007
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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, BroadShift has either directly or through payment to our vendors, funded the Company’s operations with an additional $310,000. Such payments will be applied against the final sales price of the ITVN assets to BroadShift or will need to be repaid in the event the sale does not transpire. See Notes 3 and 4.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," “might,” "will," "should," "seeks," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: need for a significant amount of additional capital, lack of revenues and our ability to generate future revenues, ability to sell the company’s assets, uncertainty of development and availability of additional content networks, ability to distribute additional set-top boxes, regulatory issues in the United States and other countries commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, changes or advances made by other in IPTV and internet technologies, general competitive and economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to Interactive Television Networks, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our wholly-owned operating subsidiaries, ITVN, Inc. and ITVN Europe S.A.

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

In order to implement our business plan and attract name brand content providers, we invested heavily in establishing our computer servers, video capture equipment, satellite reception equipment, and other systems for collecting, converting, storing and distributing programming over the Internet. In addition, we have also assembled a large and diverse collection of programming to appeal to both general audiences and to targeted niche markets. In order to fund our negative cash flow from operations during the start-up phase of our business and the foregoing activities, including the purchase of set-top boxes, the purchase and installation of our programming collection and distribution facilities, and the various fees related to acquiring some of our programming content, we have to date raised approximately $10,350,000 of debt and equity financing. In particular, we sold secured convertible debentures having an aggregate initial principal amount of $8,350,000. Our obligations under all of the debentures are secured by liens on the assets in Interactive Television Networks, Inc., and some of the debentures also are secured by a lien on the assets of ITVN, Inc., our subsidiary that holds substantially all of our operating assets.

In part as a result of our focus on establishing our infrastructure and assembling content rather than increasing our subscriber base, revenues generated from operations have during the past two years been substantially below the amounts that our internal forecasts and budgets had anticipated. Currently, revenues generated from our operations are not sufficient to fund our working capital needs and we are unable to pay all of our accrued obligations. In particular, we are unable to pay the debt service obligations under the debentures, which debentures are secured by a lien on our assets. The foreclosure of the debentures would result in the cessation of our operations.

Because the amount of cash we have been generating from operations is substantially less than anticipated, and less than necessary to maintain our operations, our management has attempted to raise additional debt or equity funding in order to obtain the necessary working capital to fund the revised business plan. In addition, management has considered other alternatives to maintain the viability of our company, including strategic partnerships with other companies in the IPTV business, the sale of our ITVN programming and networks to independent IPTV providers or other on-line content providers, and the possible sale of some or all of this company’s assets.

As announced in our Form 8-K that we filed with the Securities and Exchange Commission on July 17, 2007, on July 11, 2007, ITVN, Inc., our wholly-owned subsidiary that owns substantially all of our assets and conducts virtually all of our operations, entered into an agreement with BroadShift Inc. (“BroadShift”) to sell to BroadShift most of the assets of ITVN, Inc. BroadShift is a Canadian aggregator and distributor of narrowcast Internet protocol television that has filed a preliminary prospectus with the securities regulatory authorities in each of the provinces of Canada, other than Québec, related to its initial public offering of its common shares. Under the asset sale agreement, the purchase price for ITVN, Inc.’s assets will consist of the following: (i) U.S. $5,050,000 payable in cash at the closing, and (ii) a number of the BroadShift’s common shares equal to CDN $6,398,695 divided by the price at which BroadShift’s common shares are initially sold in BroadShift’s initial public offering. Based on the currency exchange rate in effect at the time of the agreement, the BroadShift common shares had an estimated value in U.S. dollars of approximately $6,099,000. The portion of the purchase price to be paid in shares of BroadShift common stock is subject to decrease (i) if the number of set-top boxes ITVN, Inc. has in its inventory and available for sale to BroadShift at the closing is less than 3,100, (ii) if the revenues of ITVN, Inc. for the 30 days prior to the closing is less than $80,000, and (iii) if ITVN, Inc. has less than 4,860 committed subscribers on the closing date. Other than approximately $126,000 of ITVN, Inc.’s accounts payable that BroadShift has agreed to pay, BroadShift will not assume or become responsible for any other debts or liabilities of ITVN, Inc. that are outstanding as of the date of the closing. ITVN, Inc. intends to use the cash that it receives from the sale of its assets to repay a portion of its outstanding indebtedness, including all of the debenture indebtedness that currently is encumbering the ITVN, Inc. assets to be sold, and to repay a portion of the approximately $9,916,000 of advances that Interactive Television Networks, Inc. has made to ITVN, Inc. ITVN, Inc. will not, however, receive sufficient cash from the sale of its assets to repay all of the outstanding indebtedness of ITVN, Inc. and Interactive Television Networks, Inc. ITVN, Inc. will not be able to re-sell the BroadShift shares that it receives for its assets for at least nine months following the closing of the asset sale. ITVN, Inc. does, however, currently intend to re-sell all of the BroadShift shares prior to the first anniversary of the closing of the asset sale. Depending on the net proceeds that ITVN, Inc. receives from the sale of the BroadShift shares, it may be able to fully repay its remaining outstanding liabilities and may have capital for possible future business activities. The closing of the sale of the ITVN, Inc. assets to BroadShift is currently anticipated to occur by the end of August 2007. No assurance can, however, be given that the closing of the asset sale will occur in August 2007, or at all.

Since all of our operations are currently being conducted through ITVN, Inc., we will no longer have an active business following the consummation of the asset sale by ITVN, Inc. of its assets. We will, however, continue to be a company registered under the Exchange Act. As a "reporting company" whose shares of common stock are quoted on the OTC Bulletin Board, our management believes that Interactive Television Networks, Inc. may be more attractive to a private acquisition target. Depending on the future value of the BroadShift common shares, we may also have cash or other liquid assets available. Therefore, the Registrant intends to assess various options and strategies to acquire or otherwise reorganize with another business.

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

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $7.86 million of convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm. As the convertible debentures related to the derivatives are in default, both the convertible debentures and embedded derivatives are classified as current liabilities in the consolidated balance sheet and the related discounts have been fully amortized. As a result of the foregoing accounting procedure, the recent fluctuations in the fair value of our common stock have significantly affected our net loss. During the three and six month periods ended June 30, 2007, we recognized income of $70,471 and $6,476,716 as a result of the change in the fair value of derivative instruments.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement No. 123(R) (hereafter referred to as “SFAS 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” and accordingly, on January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123R. The 2005 Equity Incentive Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Equity Incentive Plan was terminated in December 2006. Prior to the termination of the 2005 Equity Incentive Plan, the Company recorded stock-based compensation expense for the three and six months ended June 30, 2006 of $214,926 and $678,444, respectively, which increased the loss from operations and net loss by $214,926 and $678,444, respectively.   The impact on basic and diluted net loss per share for the three and six months ended June 30, 2006 was $.01 and $.03, respectively. On March 3, 2007, we adopted the 2007 Equity Incentive Plan, and granted 1.6 million options under the plan. For the three andsix months ended June 30, 2007, we recorded stock-based compensation expense of $59,948 and $319,721, respectively which increased loss from operations and net loss by $59,948 and $319,721, respectively.   The impact on basic and fully diluted net loss per common share for the three and six months ended June 30, 2007 was $0.002 and $0.01, respectively. Generally, the approach in SFAS 123R is similar to the approach described in Statement No. 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 9—Equity Incentive Plan of the consolidated financial statements for further information.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2007 vs. Three and Six Months Ended June 30, 2006

Revenues. Service and hardware revenues for the three and six months ended June 30, 2007 and 2006 as a percentage of revenues are listed below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Service revenues	$300,615	40%	$157,210	88%	$568,071	54%	$320,413	63%
Hardware revenues	454,862	60%	21,385	12%	475,047	46%	188,046	37%
Revenues	$755,477	100%	$178,595	100%	$1,043,118	100%	$508,459	100%

Service revenues represent revenues received from our paying subscribers for the motion pictures and other video content our ITVN, Inc. subsidiary delivers via the Internet to their television sets (the “ITVN Services”). Service revenues for the three and six months ended June 30, 2007 increased 91% and 77%, or $143,000 and $248,000, respectively over the service revenues for the three and six months ended June 30, 2006. This increase is a reflection of subscription proceeds from an increased number of subscribers to our ITVN Service. Consumer demand for the ITVN products and services increased due to the general availability of our products and services, the support of an affiliate distribution channel, and increased consumer awareness of ITVN. We believe that subscriber interest in the ITVN Services depends on the programming that is available on the ITVN Services.

Hardware revenues, net of allowance for sales returns, reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. Hardware revenues for the three and six months ended June 30, 2007 increased 2027% and 153%, or $433,000 or $287,000, respectively, over hardware revenues for the three and six months ended June 30, 2006. The increase is due to 4,960 set-top boxes sold to BroadShift at $90 per box during the six months ended June 30, 2007. These sales to BroadShift are being effected in anticipation of the sale by ITVN, Inc. of substantially all of its assets to BroadShift. Excluding the sale to BroadShift, hardware revenues during the three and six months ended June 30, 2007 would have been $8,462 and $28,647, respectively, a decrease of 60% and 85% over the three and six months ended June 30, 2006, respectively. However, the number of set-top boxes provided to subscribers (excluding retail sales) during the three and six months ended June 30, 2007 was 141% and 67%, respectively, higher than the amount of set-top boxes sold in the corresponding periods in 2006. In August 2006, in order to determine whether we could significantly increase our subscriber base and increase our monthly service revenues, we initiated a new marketing strategy in the United States in which we provide a free set-top box to all subscribers who sign a 12-month subscription. The purpose of this strategy was to increase the number of long-term subscribers. However, this marketing strategy has reduced the up-front revenues we derive from hardware sales and has negatively affected our ability to fund our current operating expenses.

Costs of goods sold. The net cost of our ITVN Service and our ITVN-enabled set-top box revenues for the three and six months ended June 30, 2007 and 2006 as a percentage of cost of goods sold are listed below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Cost of service revenues	$116,519	22%	$52,161	54%	$240,806	31%	$96,384	28%
Cost of hardware revenues	279,740	53%	31,784	33%	314,936	40%	216,450	64%
Depreciation on capitalized inventory	134,494	25%	12,911	13%	227,213	29%	26,049	8%
Costs of goods sold	$530,753	100%	$96,856	100%	$782,955	100%	$338,883	100%

Cost of service revenues consist primarily of fees paid to content providers, telecommunication and network expenses, and other expenses related to providing the ITVN Service. Cost of service revenues for the three and six months ended June 30, 2007 increase 123% and 150% or $64,000 and $144,000, respectively in comparison to the corresponding periods in 2006 due to an increase in the number of subscribers to our ITVN service. Since we pay our content providers a percentage of the fees we receive from our subscribers, the cost of service revenues should continue to increase in future periods as the number of subscribers continues to increase.

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top boxes we distribute and sell including freight costs. Our proprietary ITVN-enabled set-top boxes are manufactured for us by third party contract manufacturers. Cost of hardware revenues for the three and six months ended June 30, 2007 increased 780% and 46% or $248,000 and $98,000 in comparison to the corresponding periods in 2006 due primarily to the sale of 4,960 set-top boxes to BroadShift. Excluding the sale of set-top boxes to BroadShift, cost of hardware revenues during the three and six months ended June 30, 2007 would be $20,640 and $55,836, respectively, a decrease of 35% and 74%, respectively, over the corresponding periods in 2006. Until August 2006, we sold our set-top box hardware to subscribers at a low price primarily as a means to grow our subscriber base and our monthly service revenues. However, we do not intend to generate significant gross margins, if any, from these hardware sales. As described above, in August 2006, we commenced a new marketing strategy in which we gave subscribers a free ITVN proprietary set-top box if the subscribers entered into a 12-month subscription agreement. The cost of the set-top boxes that are given to subscribers for free is capitalized and depreciated over the 12-month term of the subscription agreement..

The Company offers various marketing promotions whereby, without charge, ITVN-enabled set-top boxes are given to various customers that sign up for the ITVN Service. The Company capitalizes the cost of the ITVN-enabled set-top boxes that are shipped to customers during these promotions. Depreciation on capitalized inventory represents depreciation on these capitalized set-top boxes. Depending on the promotion the customer signs up for, the customer is either required to return the ITVN-enabled set-top box to the Company if they cancel their service at any time, or if a 12-month subscription agreement is entered into, the set-top box must be returned if the customer cancels within the 12-month term of the subscription agreement. Depending on the marketing promotion, depreciation relating to these boxes is calculated over their estimated useful lives of two years or over the term of the 12-month subscription agreement.

Operating Expenses. In general, because our operating revenues have been below expectations, and because we have been unable to raise the debt or equity capital necessary to continue to operate our business in accordance with our initial business plan, during the six months ended June 30, 2007 we have had to reduce our operating expenses and reduce a number of non-essential activities. Accordingly, our operating expenses for the three and six months ended June 30, 2007 decreased 25% and 21% or $426,000 and $766,000, respectively, in comparison to the corresponding periods in 2006. Operating expenses for the three and six months ended June 30, 2007 and 2006 as a percentage of operating expenses are listed below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Salaries	$378,785	29%	$463,123	27%	$773,346	27%	$897,589	25%
Professional fees	271,106	21%	365,620	21%	497,498	17%	643,651	18%
Sales and marketing	22,052	2%	36,619	2%	48,010	2%	142,874	4%
Depreciation and amortization	200,087	16%	181,909	11%	437,187	15%	329,681	9%
Stock based compensation	59,948	5%	214,926	13%	319,721	11%	678,444	19%
General and administrative	356,206	27%	451,943	26%	798,338	28%	948,068	26%
Operating expenses	$1,288,184	100%	$1,714,140	100%	$2,874,100	100%	$3,640,307	100%

Salaries for the three and six months ended June 30, 2007 decreased approximately 18% and 14% or $84,000 and $124,000, respectively, compared to the corresponding periods in 2006 due to reductions in staff.

Professional fees consist primarily of legal, marketing consulting fees, financial and audit fees. For the three and six months ended June 30, 2007 professional fees decreased 26% and 23% or $94,000 and $146,000, respectively, compared to the corresponding periods in 2006. This was due primarily to cost cutting measures which reduced expenses relating to public relations and design services. We expect that our professional expenses will continue to be significant due to the costs of being a public company, including the costs we expect to incur to comply with the Sarbanes-Oxley Act of 2002, and due to the additional technical and marketing consulting fees that we continue to incur in connection with increasing our subscriber base and increasing the amount of programming that we are making available to our customers.

Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, trade shows, and the production of marketing related items. During the three months ended March 31, 2006, we participated in a major trade show as well as advertised with several radio campaigns. As a cost cutting measure we did not participate in these activities during the three months ended March 31, 2007 and continued to reduce marketing costs during the three months ended June 30, 2007. Accordingly, sales and marketing expenses for the three and six months ended June 30, 2007 decreased 40% and 66%, or $15,000 and $95,000, respectively, in comparison to the corresponding period in 2006.

Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization for the three and six months ended June 30, 2007 increased 10% and 33%, or $18,000 and $107,000, respectively, compared to the corresponding periods in 2006 due primarily to the acquisition of additional hardware and software to support the company’s business. A substantial amount of hardware was acquired during the latter part of 2006 as a result of obtaining new content for two new networks.

During December 2005, we adopted the 2005 Equity Incentive Plan, the “2005 Plan”. Stock based compensation expense for the three and six months ended June 30, 2006 represents the expenses we are required to recognize in connection with the grant of stock options to our employees and is amortized on a straight-line basis over the requisite service period, which is generally a two year vesting period. The 2005 Plan required shareholder approval prior to December 2006. Such approval was not obtained and, accordingly, all options under the plan were cancelled and the 2005 Plan was terminated. During March 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and advisors. As of March 31, 2007, options to purchase a total of 1,600,000 shares of common stock had been granted under the plan. Fifty percent of the options granted vested immediately and the remaining 800,000 options granted vest in March 2008. The stock based compensation for the six months ended June 30, 2007 represents the expense allocated to those option grants. No options have been granted or vested subsequent to March 31, 2007.

General and administrative expenses consist primarily of travel, internet connection, insurance and facility costs. General and administrative expenses for the three and six months ended June 30, 2007 decreased 21% and 16%, or $96,000 and $150,000, respectively compared to the corresponding periods in 2006, due primarily to purchases made during 2006 of miscellaneous computer equipment and software to support the ITVN Service which were not needed during the three and six months ended June 30, 2007. In addition, travel expenses decreased in 2007 because we did not participate in any trade shows in 2007.

In addition to our operating losses of $1,063,000 and $2,564,000 during the three and six months ended June 30, 2007, respectively, we incurred interest expense of $445,000 and $883,000, respectively. For the three and six months ended June 30, 2006, we recorded interest expense of $237,000 and $427,000. Interest expense for the three and six months ended June 30, 2007 increased 88% and 107%, or $208,000 and $456,000, respectively, compared to the corresponding periods in 2006 due to the issuance of $7.5 million of convertible notes payable between October 2005 and September 2006 bearing interest at rates of 15% to 17% per annum, as well as an $850,000 short-term convertible note payable entered into during November 2006 bearing interest at a rate of 5% per month. Additionally, due to our inability to make timely principal and interest payments on our convertible notes payable, we recorded an additional $550,000 of penalties and interest during the three months ended June 30, 2007.

The net losses that we have incurred during the three and six months ended June 30, 2007 and 2006 have been materially distorted by non-cash accounting adjustments related primarily to our derivative instruments. The major components of the accounting adjustments are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense- derivative instruments	$-	$(12,515,181)	$(297,563)	$(12,515,181)
Amortization of debt discount	(1,111,987)	(343,711)	(7,732,232)	(591,245)
Change in fair value of derivative instruments	70,471	(419,084)	6,476,716	(142,629)
	$(1,041,516)	$(13,277,976)	$(1,553,079)	$(13,249,055)

Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the three months ended March 31, 2007 and three and six months ended June 30, 2006 in connection with our outstanding convertible debentures. Value received for our outstanding convertible debentures (including the debentures that we issued as partial interest payments under the debentures) were first allocated to the fair value of the bifurcated embedded derivative instruments included in the debentures. The total fair value of the embedded derivatives was greater than the amount of the convertible debentures. As such, we recorded an expense representing the difference between the total fair value of the embedded derivatives and the amount of each debenture. During the three months ended June 30, 2007 an interest expense-derivative instruments adjustment was not required as no derivative instruments were recorded. The discounts on the convertible debentures and the interest debentures were being amortized using an effective interest method over the term of the notes. Amortization of debt discount for the three and six months ended June 30, 2007 increased 224% and 1208%, or $768,000 and $7,141,000, respectively, due to our default under certain debt covenants contained in the debentures. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. As such, the discount on each of these notes was fully amortized. Change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation.

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

Our near-term goal has been to generate revenues from the on-going monthly subscription fees paid by the subscribers for our ITVN Service. Until recently, we also intended to supplement our revenues through sales of our proprietary set-top boxes. However, in August 2006, we began offering a new subscription package in which the subscriber receives a free set-top box in exchange for a 12-month subscription term in an effort to increase the number of subscribers and to generate higher margin service revenues. Since our ITVN Service was launched in April 2005, we have not yet sold or otherwise distributed enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from monthly subscription revenues. Since our ITVN Service can only be used by subscribers through our proprietary set-top box, we need to distribute our ITVN-enabled set-top boxes to subscribers in order to increase our subscriber base. To date, we have purchased approximately 25,000 set-top boxes. While we expect the number of subscribers and our monthly subscription revenues to increase, we do not expect our subscription revenues to generate sufficient revenues to fund our on-going operating expenses in the near future. Accordingly, we are dependent on the receipt of funds generated from the sale of debt and equity securities to fund our operating capital needs. We have not been able to raise any capital in 2007 and, as a result, our ability to continue to operate in the future is uncertain.

Currently, our operating expenses substantially exceed our gross profits, resulting in significant negative cash flow from operations. In addition, we currently have significant debt service obligations that further negatively effects our liquidity. We are obligated to pay interest on $4,445,386 and $1,064,240 of outstanding 17% and 16% Secured Convertible Debentures, respectively on a quarterly basis. Interest on both the 17% and 16% Secured Convertible Debentures is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% and 16% Secured Convertible Debentures. As permitted by the 17% Secured Convertible Debentures we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Secured Convertible Debenture by issuing additional 17% Secured Convertible Debentures (having an aggregate face amount of $445,386). As permitted by the 16% Secured Convertible Debenture we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments by issuing additional 16% Convertible Debentures (having an aggregate face amount of $64,240). Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and remains recorded as Interest Payable at August 10, 2007. Additionally, the cash portion of the interest was not paid and additional debentures were not issued for the April 30, and July 31, 2007 interest payments. As a result of our failure to make these cash payments on the 17% and 16% Secured Convertible Debentures, the debentures and related derivative financial instruments are classified as current liabilities in the consolidated financial statements included in this Quarterly Report. Our obligations under both the foregoing 17% debentures and the 16% debentures are secured by a security agreement pursuant to which we granted to the holders of those debentures a security interest in Interactive Television Networks, Inc.’s assets. To date, the holders of these debentures have not declared a default under the debentures. No assurance can be given, however, that the debenture holders will not declare a default and proceed to exercise their rights as secured lenders by foreclosing on the Interactive Television Networks, Inc. assets. We are required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full. The May, June and July 2007 principal payments due under the 17% Secured Convertible Debentures were not made as of August 10, 2007.

On June 20, 2006, we issued Variable Rate Secured Convertible Debentures for $2,500,000. The Variable Rate Secured Convertible Debentures accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Since July 1, 2006, interest has been payable quarterly in arrears on the first day of each January, April, July, and October. Subject to our satisfaction of certain conditions, interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. We exercised our option to make the October 1, 2006, January 1, and April 1, 2007 interest payments via the issuance of shares of common stock. No interest payment shares have been issued for the April 1, 2007 interest payment and no payments were made for the July 1, 2007 interest payment. Since November 1, 2006, we have been obligated to make monthly principal payments of $125,000 under the Variable Rate Secured Convertible Debentures. The monthly principal payments also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. We exercised our option to make the November and December 2006 and January, February, March, April, May and June 2007 principal payments by issuing shares of our common stock. As of June 30, 2007, we have issued 7,447,201 shares of our common stock as payment of $829,193 of principal and $447,844 of interest under the Variable Rate Secured Convertible Debentures. We have recently held discussions with the holders of the Variable Rate Secured Convertible Debentures regarding restructuring the repayment terms of these debentures. To date, no agreement has been reached with the holders of these debentures, and no assurance can be given that we will be able to reach an agreement with the debenture holders regarding any revision to the terms of the debentures.

As noted above, we have not made a number of principal and interest payments on our Variable Rate Secured Convertible Debentures and accordingly, such debentures are in default of certain debt covenants. We have granted the holders of the Variable Rate Secured Convertible Debentures a lien on assets of both Interactive Television Networks, Inc. and ITVN, Inc., and the holders of these debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. We have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. Because we are in default of the Variable Rate Secured Convertible Debentures, these and related derivative financial instruments are classified as current liabilities in the consolidated financial statements included in this Quarterly Report.

In December 2006 we executed a secured convertible debenture for $850,000. The debenture evidenced a loan made to us in November 2006 by the holder of the 17% debentures and the 16% debentures and is secured by substantially all of the personal property of Interactive Television Networks, Inc. Additionally, 4,500,000 shares of our common stock have been pledged by various shareholders as security for the repayment of this debenture. The debenture was due in January 2007, but has not yet been repaid. Accordingly, we are also currently in default under that debenture. The loan states that interest will accrue at a rate of 5% per month.

As indicated above, we have not made, and currently are unable to make all of the payments required to be made under the outstanding debentures, and our operations currently do not generate sufficient cash to fund either our debt service obligations or our operating needs. In the event that the holders of the debentures declare a default on the debentures and foreclose on the collateral, we could lose all of our assets. Therefore, in order to preserve value for the stockholders of Interactive Television Networks, Inc., and to maximize the return for our various debt holders, we have been seeking alternative strategies, including strategic relationships with third parties and the sale of the assets of our subsidiary ITVN, Inc. Our efforts to salvage the value of our business culminated on July 11, 2007, when ITVN, Inc. entered into that certain Asset Purchase Agreement, dated as of July 9, 2007 (“Asset Purchase Agreement”), with BroadShift Inc., a Canadian aggregator and distributor of narrowcast Internet protocol television. BroadShift has filed a preliminary prospectus with the securities regulatory authorities in each of the provinces of Canada, other than Québec, related to its initial public offering of its common shares. As stated in the section of the Quarterly Report titled “Overview,” above, the purchase price for ITVN, Inc.’s assets will consist of the U.S. $5,050,000 payable in cash at the closing, and a number of the BroadShift’s common shares equal to CDN $6,398,695 divided by the price at which BroadShift’s common shares are initially sold in BroadShift’s initial public offering (which shares had an estimated value in U.S. dollars of approximately $6,099,000 based on the currency exchange rate in effect at the time of the agreement). Other than approximately $126,000 of ITVN, Inc.’s accounts payable that BroadShift has agreed to pay, BroadShift will not assume or become responsible for any other debts or liabilities of ITVN, Inc. that are outstanding as of the date of the closing. ITVN, Inc. intends to use the cash that it receives from the sale of its assets to repay a portion of its outstanding indebtedness, including all of the debenture indebtedness that currently is encumbering the ITVN, Inc. assets to be sold, and to repay a portion of the approximately $9,916,000 of advances that Interactive Television Networks, Inc. has made to ITVN, Inc. ITVN, Inc. will not, however, receive sufficient cash from the sale of its assets to repay all of the outstanding indebtedness of ITVN, Inc. and Interactive Television Networks, Inc. ITVN, Inc. will not be able to re-sell the BroadShift shares that it receives for its assets for at least nine months following the closing of the asset sale. ITVN, Inc. does, however, currently intend to re-sell all of the BroadShift shares prior to the first anniversary of the closing of the asset sale. Depending on the net proceeds that ITVN, Inc. receives from the sale of the BroadShift shares, it may have be able to fully repay its remaining outstanding liabilities and may have capital for possible future business activities. The closing of the sale of the ITVN, Inc. assets to BroadShift is currently anticipated to occur by the end of August 2007. However, the closing of the asset sale is subject to a number of conditions, including the successful initial public offering of BroadShift. No assurance can be given that the closing of the asset sale will occur in August 2007, or at all.

Because we will not have any operations, we do not expect to have significant on-going operating expenditures following the closing of the sale of ITVN’s assets. After the asset sale, our working capital needs will have to be funded from any cash that ITVN, Inc. does not use to repay the outstanding debentures and other liabilities, and from the periodic sale of the BroadShift shares that ITVN, Inc. will receive at the closing. The value of the BroadShift shares will fluctuate based on the market price of the BroadShift shares. Accordingly, the proceeds ITVN, Inc. may receive from the sale of the BroadShift shares cannot currently be estimated.

The following table summarizes our cash flow activities during the six months ended June 30, 2007:

Six Months Ended
June 30, 2007
Cash flows used in operating activities	$282,913
Cash flows used in investing activities	$699
Cash flows provided by financing activities	$206,731

Cash flows used in operating activities for the six months ended June 30, 2007 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. For the six months ended June 30, 2007, we had negative cash flow from operations of $282,913. Offsetting the Company’s net loss were the following non-cash adjustments; (i) $7,732,000 of debt discount amortization, $298,000 of embedded derivatives (which were offset by $6,477,000 of the change in the fair value of such instruments that were recognized in connection with the issuance of our 17% and 16% Secured Convertible Debentures, Variable Rate Secured Convertible Debenture debentures and $850,000 Secured Convertible Debenture), (ii) $664,000 of depreciation and amortization, and (iii) and the recording of stock based compensation expense of $320,000. Cash flows provided by financing activities for the six months ended June 30, 2007 represent the net proceeds of $50,000 from one of our founders to help support operations and advances totaling $156,731 made by BroadShift to the Company’s vendors, on behalf of the Company. Such payments will be applied against the final sales price of the ITVN assets to BroadShift.

The following is a summary of our contractual cash obligations as of July 31, 2007:

				2009 and
Contractual Obligations	Total	2007	2008	Thereafter
Related party notes payable	$956,593	$956,593	$-	$-
17% Debentures (1)	$4,445,386	$4,445,386	$-	$-
16% Debenture (1)	$1,064,240	$1,064,240	$-	$-
Variable rate debentures (1)	$1,616,557	$1,616,557	$-	$-
Secured convertible debenture (1)	$850,000	$850,000	$-	$-

(1) Debentures are in default of certain of their debt covenants and accordingly, the entire outstanding contractual obligation is show due in 2007.

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at June 30, 2007.

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

Risks Related To Our Business

We cannot fund our working capital needs or our debt service obligations, and are dependent upon the sale by ITVN, Inc. of its assets for the ongoing existence of our company.

As of June 30, 2007, we had stockholders' deficit of $12,186,521. Since its inception through June 30, 2007, the Company has had a loss from operations of $15,778,024. Although our subscription revenues and hardware sales have recently increased, our operating revenues are not sufficient to fund our operating expenses and are not expected to increase sufficiently in the near term to fund the foregoing operating deficits. The limited amount of cash available to us as of the date of the filing of this Quarterly Report is not sufficient to fund our anticipated near-term operating needs. Accordingly, in order to continue to operate, we must obtain additional funding from debt or equity offerings, strategic partnerships or the sale of some of our assets. We have not been able to raise any capital to fund our operating needs in 2007, and we cannot assure you that any additional financing will be available to us in the future or that we will be able to protect the value of our assets and business. Our inability to obtain the additional required financing has had a material adverse effect on our business, the value of our assets and operations, the ability of our creditors and stockholders to realize a material return on their investment in us, and on our ability to remain a viable entity. Accordingly, ITVN, Inc. has entered into an agreement with BroadShift Inc. to sell all of its assets. If the sale to BroadShift is completed as currently contemplated, we may be able to repay substantially all of our indebtedness and retain our corporate existence as a public company for other future potential business transactions. In the event that ITVN, Inc. does not consummate the sale of its assets, we will be unable to continue our operations and may have to terminate our operations altogether.

We are currently in default under our outstanding secured debentures and could be subject to foreclosure actions at any time. The debentures are secured by liens on all of our assets. If any foreclosure actions are initiated, we could lose our entire business, and our stockholders would lose their entire investment.

We currently have outstanding debentures that, as of June 30, 2007, had an outstanding balance, including interest payable, of $8,829,372. All of the foregoing debentures are secured by security interests on the assets of Interactive Television Networks, Inc. and/or ITVN, Inc. We currently are technically in default under all of our outstanding debentures. Accordingly, the holders of the debentures could at any time declare a default under the debentures, accelerate the maturity dates of the debentures, and thereafter commence foreclosure proceedings. In the event of a foreclosure proceeding, all of our assets would be seized to satisfy our obligations to the debenture holders, which would cause our operations to be sold and would result in a loss of each stockholders investment in this company. We have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time.

The default under our outstanding debentures limits our ability to raise capital or to enter into strategic partnerships or disposition transactions. Any funds received by us in a third party strategic partnership or asset disposition transaction would first be allocated to the debenture holders, which may not leave any such funds available for the stockholders.

Because our operations do not generate sufficient cash to fund our operations and debt service obligations, we need to raise additional debt or equity funding. However, because we are in default under our debentures and, therefore, could lose our assets in a foreclosure at any time, investors and lenders are unwilling to provide us with additional funding. Any additional funding would require us to renegotiate and restructure the terms of our currently outstanding debentures. No assurance can be given that the holders of the debentures would agree to restructure the terms of their debentures, or if they did agree, that such revised terms would be satisfactory to any new funding source. Furthermore, the proposed asset sale by ITVN, Inc. to BroadShift, and any other strategic partnership or disposition transaction that we could have entered into, also depends upon our ability to satisfy our debenture holders. Should we enter into any transaction with a third party regarding a strategic partnership or a sale or other disposition of some or all of the assets of Interactive Television Networks, Inc. and/or ITVN, Inc., because these assets are subject to liens in favor of some or all of our debenture holders, any proceeds received in such a transaction would first have to be applied to satisfy our debentures. Depending on the proceeds we receive from any third party transaction, little or no proceeds may be available to the other creditors of this company or to the stockholders.

Our ability to repay our currently outstanding indebtedness and for our stockholders to realize any value from our remaining company after the completion of the ITVN, Inc. sale will depend upon the future value of the BroadShift Inc. shares we will receive.

As of June 30, 2007, our total liabilities, on a consolidated basis, were $13,864,000. The purchase price to be paid by BroadShift of the ITVN, Inc. assets is expected to be $5,050,000 payable in cash at the closing and approximately $6,099,000 in BroadShift’s common shares (the foregoing estimated value in U.S. dollars of the BroadShift shares is based on the currency exchange rate in effect on July 17, 2007). Therefore, the value expected to be received for all of the ITVN, Inc. assets is less than the amount of our outstanding liabilities. However, the amount that ITVN, Inc. actually realizes from the sale of the ITVN, Inc. will depend upon the proceeds it receives from its re-sale of BroadShift shares. If the value of the BroadShift increases substantially, we could receive sufficient proceeds to repay all liabilities and retain additional proceeds with which we can attempt to realize a return for our stockholders on their investment in this company. However, if the value of the BroadShift shares does not increase, or if it decreases, we will not have sufficient cash to repay all liabilities, and the value of our company will be less. The future value of the BroadShift shares cannot be estimated and is dependent upon a number of factors. As a condition to the closing of the sale of the ITVN, Inc. assets, BroadShift must complete its initial public offering in Canada. Therefore, BroadShift will be a public company at the time that ITVN, Inc. attempts to re-sell the BroadShift shares. Although BroadShift intends to list its shares on the Toronto Stock Exchange or the TSX Venture Exchange, no assurance can be given that these shares will actually be listed on those exchanges or that there will be an active trading market for the BroadShift shares. ITVN, Inc. will be permitted to re-sell the BroadShift shares commencing nine months after the closing of the asset sale. The amount that ITVN, Inc. will be able to realize from the re-sale of the BroadShift shares is currently unknown and may fluctuate significantly.

We are an early-stage company subject to all of the risks and uncertainties of a new business.

We should be evaluated as an early-stage company, subject to all of the risks and uncertainties normally associated with a new companies. We did not commercially launch our ITVN Services until April 2005, and have only generated a total of $2,856,000 of revenues since then. No assurance can be given that we will ever generate revenues sufficient for us to become profitable.

Our auditors have issued a going concern opinion.

Our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in our December 31, 2006 audited financial statements because we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

Many very large and well-funded companies have announced that they are entering into various aspects of the IPTV market that we serve. These companies will be able to offer products and technologies that will directly compete with our products and technology and could, therefore, reduce the value of our business.

Although IPTV is still a relatively new and developing technology, numerous world class companies have announced their intention to enter into various aspects of delivering movies and television programming over the Internet using IPTV technology (the technology that we use in delivering our ITVN Services) or other download devices that are currently on the market. The companies that have announced IPTV technologies include U.S and European telecommunications companies (such Verizon, AT&T, Bellsouth, France Telecom, Deutsche Telekom), set-top box manufacturers (such as Linksys-KiSS, a division of Cisco Systems, Motorola, Scientific-Atlanta, Tatung Co. and Thomson), and software companies (such as Microsoft). Companies that have announced movie download services for watching movies at home include Apple Inc. (iTunes), Starz Entertainment Media Group (Vongo), Netflix, Wal-Mart, Amazon and TiVo. There currently are a number of companies worldwide that have already deployed IPTV services, although most of those companies, like our company, still only have a relatively small number of subscribers. As a result, we expect that competition for subscribers and competition among IPTV delivery services and Internet movie delivery services will dramatically increase in the very near future. As a small, early-stage company, it is uncertain if and how we will be able to compete with the new competitors and products that are being announced and deployed. While we believe that we currently have a competitive advantage because we are already offering an operational service and because we offer a large library of programming, we cannot give any assurance that we will in fact be able to successfully compete with the existing or new competitors in this new and evolving marketplace. Although we do not believe that video content delivered to home computers directly competes with our ITVN Services (which delivers video content directly to home television sets), a number of hybrid technologies have recently been introduced that transfer Internet content to television sets. For example, TiVo, Inc. has introduced a new feature that allows subscribers to download videos off the Web to their televisions, and AT&T has launched its Homezone service that combines satellite TV with Web-based movie content for television viewing. These other technologies may also compete with our ITVN Services and could reduce the potential market for our IPTV-based system and the value of our business and assets.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer who currently also is our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On January 22, 2007, David Koenig, Holio, Inc. and Holio.net (collectively, the “Koenig Parties”) filed a complaint against Interactive Television Networks, Inc. and XTV, Inc. in the Superior Court of the State of California, County of Orange. Mr. Koenig has previously represented to us that Holio, Inc. and Holio.net are entities that he controls. The Koenig Parties allege that (i) we owe Mr. Koenig $427,344, plus interest at a rate of 8% per annum ($53,482), under a promissory note we executed in favor of Mr. Koenig, (ii) Mr. Koenig is entitled to collect $120,000 from us for his litigation legal fees, (iii) we owe the Koenig Parties unspecified amounts under a written licensing and distribution agreement and under a written content licensing agreement, and (iv) we have breached our oral consulting agreement with Mr. Koenig and, therefore, we owe him no less than $40,000 plus reimbursements of $6,148. On May 1, 2007, a default judgment was rendered against Interactive Television Networks, Inc. in favor of the Koenig Parties in the amount of $575,028. Although ITVN, Inc. was not named in the default judgment or the subsequent Notice of Levy or Writ of Execution, the Koenig Parties on June 13, 2007 garnished $148,884 from ITVN, Inc.’s bank accounts. We are vigorously contesting the garnishment of the ITVN, Inc. bank accounts and the default judgment. On July 27, 2007, we filed a motion with the Superior Court to set aside the default and vacate the default judgment.

On July 27, 2007, ITVN, Inc. filed a complaint against the Koenig Parties and against John Arnold in the Superior Court of the State of California, County of Los Angeles. In its complaint, ITVN, Inc. alleged that Mr. Koenig is a co-founder of ITVN, Inc., and previously served as ITVN, Inc.’s Chief Technology Officer. Mr. Koenig’s responsibilities at ITVN, Inc. included acquiring and registering Internet domain names that ITVN, Inc. used in its business. Mr. Koenig was in charge of acquiring more than forty URLs for ITVN, including but not limited to the following URLs that are used in ITVN, Inc.’s business: (a) itvn.com; (b) xtv.com; (c) itvncash.com; and (d) xtvcash.com. ITVN, Inc. alleged that when Mr. Koenig left ITVN, Inc. more than forty of the domain names that are the property of ITVN, Inc. were not registered in ITVN, Inc.’s name. Instead, the most valuable domain names are registered to entities controlled by Mr. Koenig, including but not limited to Holio, Holio.net, and/or other entities. ITVN, Inc. alleges that the failure of Mr. Koenig to have the domain names registered to ITVN, Inc. damaged ITVN, Inc.’s business. In addition, as a result of defendants’ wrongful possession of the itvn.com and xtv.com URLs, and ITVN, Inc.’s resulting inability to transfer those URLs to BroadShift, ITVN, Inc. was forced to accept a sale price for it’s assets that was considerably less than BroadShift was willing to pay if ITVN, Inc. had been able to guaranty ownership of and delivery of the domain names. In addition, ITVN, Inc. is informed and believes that if it had the ability to promote and develop its websites, and satisfy its senior creditors (which Mr. Koenig and the other defendants made impossible) then it would have been able to sell its assets for at least $5,000,000 more than the price it reached with BroadShift.

In February 2006, Derek Garnier filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, against David Koenig and the Company’s subsidiary, ITVN. On June 26, 2007, the Court entered a judgment in favor of Mr. Garnier and against ITVN for the aggregate amount of $90,111 which is included in accounts payable in the Company’s June 30, 2007 consolidated financial statements.

On June 28, 2007, a lawsuit titled Mary Aviles, Trustee for the Mary Aviles MPPU-A dated 01/01/99 for the Benefit of M. Aviles; Ismael Silva, Jr.; and DEGMA Investing LLC (the “Aviles Party”) filed a complaint against Interactive Television Networks, Inc., Michael Martinez, M.A.G. Capital, LLC, David Koenig, Charles Prast and David Firestone, in the California Superior Court, County of Orange. In the lawsuit, the Aviles Party allege that they purchased stock of Interactive Television Networks, Inc. based on a purported representation from unspecified defendants that the stock would double in price within 90 days. On that basis, the plaintiff seeks damages for securities fraud, intentional misrepresentation, negligent misrepresentation, as well as rescission of their agreement to purchase the stock. The parties intend to vigorously defend themselves.

ITEM 6. Exhibits

(a) Exhibits

31.1 Certification of Chief Executive/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACTIVE TELEVISION NETWORKS, INC.

Date: August 20, 2007	By:	/s/ CHARLES PRAST
Charles Prast, Chief Executive Officer and Interim Chief Financial Officer