Form 10QSB
period 2007-09-30
Interactive Television Networks
filed 2007-11-19
CIK 1174893

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On November 14, 2007, there were 32,573,098 shares of common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INTERACTIVE TELEVISION NETWORKS, INC.
For the quarter ended September 30, 2007
FORM 10-QSB

PART I

ITEM 1. Consolidated Financial Statements (unaudited):

Interactive Television Networks, Inc.
Consolidated Balance Sheet
September 30, 2007
Unaudited

Assets

Current assets
Cash	$48,466
Inventory, net	285,609
Prepaids and other	276,827
Investments in marketable securities	82,572
Total current assets	693,474

Capitalized inventory, net	118,821
Fixed assets, net	406,901
Deposits	64,923

Total Assets	$1,284,119

Liabilities and Stockholders' Deficit

Liabilities
Current liabilities
Convertible notes payable	$7,976,183
Accounts payable and accrued liabilities	3,774,437
Accounts payable and accrued liabilities - related parties	1,905,926
Notes payable - related parties	956,593
Derivative financial instruments	656,447
Total current liabilities	15,269,586

Warrant liability	6,465

Total Liabilities	15,276,051

Commitments and contingencies

Stockholders' deficit:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, 3,333,333 shares of Series A convertible stock issued and outstanding	3,333
Common stock, $0.001 par value, 75,000,000 shares authorized, 32,573,098 issued and outstanding	32,573
Additional paid-in capital	20,043,758
Other comprehensive deficit	(1,191,148)
Accumulated deficit	(32,880,448)
Total Stockholders' Deficit	(13,991,932)

Total Liabilities and Stockholders' Deficit	$1,284,119

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Operations
Unaudited

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Revenues
Service revenues	$303,365	$184,285	$871,435	$504,699
Hardware revenues	18,200	33,027	493,248	221,552
Total revenues	321,565	217,312	1,364,683	726,251

Costs of goods sold
Cost of service revenues	126,426	55,229	367,232	151,614
Cost of hardware revenues	26,661	47,660	341,597	264,109
Depreciation on capitalized inventory	122,265	13,840	349,478	39,889
Total costs of goods sold	275,352	116,729	1,058,307	455,612

Gross profit	46,213	100,583	306,376	270,639

Operating expenses
Salaries	341,682	480,384	1,115,028	1,377,973
Professional fees	245,205	526,754	742,703	1,170,546
Sales and marketing	35,342	53,820	83,352	196,694
Depreciation and amortization	176,134	261,485	613,321	591,166
Stock based compensation	65,942	274,828	385,663	953,272
General and administrative	383,429	576,241	1,181,948	1,524,647
Total expenses	1,247,734	2,173,512	4,122,015	5,814,298

Loss from operations	(1,201,521)	(2,072,929)	(3,815,639)	(5,543,659)

Other income/(expenses)
Interest income	-	4,699	-	9,716
Interest expense	(453,947)	(339,360)	(1,337,242)	(766,478)
Penalties and late fees	(345,672)	-	(910,682)	-
Interest expense-derivative instruments	-	(1,001,997)	(297,563)	(13,517,178)
Amortization of debt discount	-	(558,179)	(7,732,232)	(1,149,425)
Change in fair value of derivative instruments	295,112	11,793,749	6,771,828	11,651,120
Loss on extinguishment of debt, net	-	(197,716)	-	(197,716)

Net loss	(1,706,028)	7,628,267	(7,321,530)	(9,513,620)

Other comprehensive losses
Unrealized gain (loss) on marketable securities	(165,144)	118,613	(243,512)	(282,858)
Comprehensive loss	$(1,871,172)	$7,746,880	$(7,565,042)	$(9,796,478)

Weighted average number of common
shares outstanding:
Basic	32,573,097	24,923,455	30,393,754	24,881,767
Fully diluted	32,573,097	32,356,840	30,393,754	24,881,767

Net income loss per common share:
Basic	$(0.05)	$0.31	$(0.24)	$(0.38)
Fully diluted	$(0.05)	$0.24	$(0.24)	$(0.38)

The accompanying notes are an integral part of these financial statements.

Interactive Television Networks, Inc.
Consolidated Statements of Cash Flows
Unaudited

	For the nine months
	ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,321,530)	$(9,513,620)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	962,799	631,055
Bad debt expense	-	50,000
(Gain) loss on disposal of fixed assets	(4,614)	357
Stock based compensation expense	385,663	953,272
Amortization of debt discount	7,732,232	1,149,425
Interest expense - derivative instruments	297,563	13,517,178
Change in fair value of derivative instruments	(6,771,828)	(11,651,120)
Loss on extinguishment of debt, net	-	197,716
Changes in assets and liabilities
Accounts receivable	-	44,791
Inventory	260,980	106,231
Prepaids and other	(161,354)	(93,407)
Deposits	54,718	(52,427)
Accounts payable and accrued liabilities	2,905,497	898,251
Accounts payable and accrued liabilities - related parties	808,178	(51,778)

CASH FLOWS USED IN OPERATING ACTIVITIES	(851,696)	(3,814,076)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(699)	(1,105,690)
Proceeds from disposal of fixed assets	-	15,086

CASH FLOWS USED IN INVESTING ACTIVITIES	(699)	(1,090,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances recorded as accrued liabilities - related parties	756,731	-
Payments on notes payable - related parties	-	(100,000)
Proceeds from issuance of convertible notes payable	-	3,500,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	756,731	3,400,000
Net cash decrease for period	(95,664)	(1,504,680)
Cash at beginning of period	144,130	1,525,093
Cash at end of period	$48,466	$20,413

Supplemental disclosures of cash flow information:
Interest paid	$-	$295,163
Income taxes paid	$2,579	$2,400

Supplemental disclosure of significant non-cash transactions:
Reclassification of inventory to capitalized inventory	$177,020	$195,101
Issuance of convertible debt in lieu of interest payments	$114,306	$283,850
Issuance of common stock in lieu of principle payments	$449,030	$-
Issuance of common stock in lieu of interest payments	$72,797	$107,292
Unrealized loss on marketable securities, net	$78,368	$282,585
Conversion of convertible debt in lieu of interest payment	$-	$110,300
Issuance of common stock as legal settlement	$-	$30,500

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, the unaudited interim consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2007 and the results of operations for the nine months ended September 30, 2007 and 2006 and consolidated statements of cash flows for the three and nine months ended September 30, 2007 and 2006. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2006, including the notes thereto, included in the Company’s 2006 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2 - GOING CONCERN BASIS

For the three and nine months ended September 30, 2007, the Company incurred losses from operations totaling $1,201,521 and $3,815,639, respectively, had cash flows used in operating activities totaling $851,696 for the nine months ended September 30, 2007, and had an accumulated deficit of $32,880,448 as of September 30, 2007. As of November 19, 2007 the Convertible Notes Payable described in Note 5 are in default and accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. If the Company is unable to generate sufficient cash flow from operations and/or continue to obtain financing to meet its working capital requirements it may have to cease operations.

On July 9, 2007, the Company’s subsidiary, ITVN, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”), with BroadShift Inc., a corporation existing under the laws of the Province of Ontario, Canada (“BroadShift”) whereby ITVN would sell substantially all of it’s assets to BroadShift. The conditions required to complete the sale by ITVN of its assets to BroadShift under the July Asset Purchase Agreement did not occur and, accordingly, the July Asset Purchase Agreement was terminated. During October 2007, ITVN and BroadShift began negotiation on a subsequent asset purchase agreement which restructures the proposed purchase of the ITVN assets, albeit at a price substantially less than the price contemplated by the July Asset Purchase Agreement. Substantially all of the Company’s operations are conducted through ITVN, and substantially all of the operating assets related to the operations of the Company’s digital video internet distribution business are owned by ITVN. Following the sale of its assets to BroadShift, ITVN will have no operating assets and will cease all operations. Accordingly, the Company does not expect to have significant on-going operating expenditures following the closing of the sale of ITVN’s assets. After the asset sale, our working capital needs will have to be funded from any cash BroadShift assets that ITVN does not use to repay the outstanding Convertible Notes Payable and other liabilities. See further discussion at Note 4.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During March 2007, one of the founders of the Company sold 1,500,000 shares of his common stock in the Company for $150,000.  The founder then paid $60,000 of the Company’s outstanding accounts payable and loaned the remaining $90,000 to the Company to support operations. During April 2007 the Company paid the founder $100,000 as reimbursement on this loan. The remaining $50,000 due to the founder is included in accounts payable and accrued liabilities - related parties in the accompanying consolidated balance sheet at September 30, 2007.

During the nine months ended September 30, 2007, ITVN sold 10,556 of its set-top boxes to BroadShift for $90 each. These sales to BroadShift are being effected in anticipation of the sale by ITVN of substantially all of its assets to BroadShift. Of these set-top boxes sold, 4,960 were shipped to BroadShift during June 2007, resulting in an additional $446,400 of hardware revenue being recorded during the nine months ended September 30, 2007. The remaining 5,596 set-top boxes represent the Company’s inventory held in Europe and have not been shipped to BroadShift, and the associated revenue has been deferred and is included in accounts payable and accrued expenses - related party in the accompanying consolidated balance sheet at September 30, 2007. During the three months ended September 30, 2007, ITVN sold its remaining US inventory of set-top boxes to subscribers and accordingly it was necessary for ITVN to repurchase set-top boxes previously sold to BroadShift to fulfill it’s commitment to new subscribers. BroadShift began shipping set-top boxes on ITVN’s behalf to its subscribers and billed ITVN $90 per box plus applicable shipping charges. As of September 30, 2007, BroadShift has shipped 209 set-top boxes to ITVN subscribers. Additionally as of September 30, 2007, BroadShift advanced directly to ITVN or through payment’s to ITVN’s vendors, $756,731. Such payments will be applied against the final sales price of the ITVN assets to BroadShift. See Notes 4 and 10.

During September 2007, an officer, who is also a director of the Company, was appointed as an officer and director of BroadShift

NOTE 4 – ASSET PURCHASE AGREEMENT WITH BROADSHIFT

On November 8, 2007, ITVN entered into a new asset Purchase Agreement with BroadShift (the “November Asset Purchase Agreement”. Under the terms of the November Asset Purchase Agreement, ITVN will sell and transfer to BroadShift, or a new subsidiary of BroadShift, substantially all of its assets, including IPTV platform technology and equipment, subscribers for its subscription based network of television programming services, most of its intellectual properties related to its operations (including its trademarks, certain URLs, customer lists and know-how), and a portion of its video content agreements (certain content agreements were entered into by the Parent which are not being transferred to BroadShift). The Parent is not a party to the November Asset Purchase Agreement. The assets which are to be sold in conjunction with the November Asset Purchase Agreement consist of virtually all those included in the accompanying balance sheet at September 30, 2007.

The purchase price under the November Asset Purchase Agreement for the assets of ITVN consists of the following: (i) $1.6 million in cash, of which $1.1 million has already been advanced to ITVN ($756,731 as of September 30, 2007), (ii) a $3 million convertible debenture payable in twelve equal installments beginning the thirteenth month after the closing of the November Asset Purchase Agreement, bearing interest at 10% per annum, which is payable quarterly in arrears in either cash or common shares, at the option of BroadShift. Such convertible debenture is convertible at any time at $0.50 per share of BroadShift common stock, (iii) a number of the BroadShift’s common shares equal to CDN $2 million divided by the price at which BroadShift’s units are initially sold in BroadShift’s initial public offering, and (iv) warrants equal to $750,000 divided by the price at which BroadShift’s units are initially sold in BroadShift’s initial public offering to be exercisable into an equivalent number of common shares of BroadShift at CDN$1.00 per common share for a period of two years from the closing. The price at which BroadShift’s common shares will be sold in the initial public offering has not yet been established.

The assets to be sold by ITVN are currently encumbered by a lien in favor of the holders of the Parent’s variable rate debentures. Accordingly, in order to complete any sale of its assets, ITVN will have to obtain the release of the lien on these assets. ITVN will not, however, receive sufficient cash from the sale of its assets to repay all of the outstanding indebtedness of ITVN and the Parent. Accordingly, ITVN’s ability to complete any sale of its assets will be dependent upon the willingness of the secured creditors to accept less than the full amount owed to them.

The closing of the acquisition is subject to certain conditions, including, among others: (i) the completion of an initial public offering by BroadShift, (ii) BroadShift’s common shares are approved for listing on the TSX Venture Exchange; (iii) no occurrence of a material adverse change has occurred in ITVN’s business or assets; or (iv) the release and discharge of any encumbrances affecting or relating to the purchased assets.

The November Asset Purchase Agreement may be terminated under certain circumstances, including by any party after November 30, 2007 if the acquisition has not been completed due to no fault of the terminating party.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

As permitted by the 17% Debenture, we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Debenture by issuing five additional 17% Secured Convertible Debentures (in the face amounts of $92,220, $82,910, $85,700, $91,300 and $93,256, respectively). As permitted by the 16% Debenture, we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 16% Debenture by issuing three additional 16% Secured Convertible Debentures (in the face amount of $23,020, $20,170 and $21,050, respectively). The 17% Debenture and 16% Debenture, along with the Interest Debentures are known collectively as the “Fund Debentures.” Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and is included in accounts payable and accrued liabilities in the accompanying consolidated financial statements. Additionally, the cash portion of the interest was not paid and additional debentures were not issued for the April 30, July 31, and October 31, 2007 interest payments.

We are also required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full. No principal payments had been made on either debenture as of November 14, 2007. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. To date, the holders of the debentures have not declared a default under the debentures and have not accelerated their loans. However, we have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Fund Debenture’s debt covenants, the Fund Debentures and related derivative financial instruments (see Note 7 below) are classified as current liabilities in the accompanying consolidated financial statements. In association with this default, the related discounts have been fully amortized at September 30, 2007.

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

The Variable Rate Debentures accrue interest on the aggregate unconverted and then outstanding principal amount at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Interest for the three and nine months ended September 30, 2007 was calculated using the 15% rate. Interest is payable quarterly in arrears on the first day of each January, April, July, and October, commencing on October 1, 2006. Interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. We exercised our option to make the October 1, 2006, January 1, and April 1, 2007 interest payments via the issuance of shares of common stock. For the three months ended March 31, 2007 $72,797 of interest was paid through the issuance of 332,610 shares of our common stock. As of November 14, 2007, neither share issuances nor cash payments have been made for the April 1, July 1, or October 1, 2007 interest payments.

Commencing on November 1, 2006 and continuing monthly thereafter until the Variable Rate Debentures have been repaid in full, we are obligated to make monthly principal payments of $125,000. The monthly payments of principal also may, at our option, be paid in cash or in shares of our common stock. If we elect to make any principal payment in shares of our common stock, the shares of common stock will be valued at a price equal to the lesser of (i) the conversion price then in effect (initially $2.00, subject to anti-dilution adjustments) and (ii) 90% of the average of the VWAPs for 20 consecutive trading days. Accordingly, we exercised our option to make the November and December 2006 and January, February, March, April, May and a portion of the June 2007 principal payments by issuing shares of our common stock. Additional shares of common stock were issued to adjust for 90% of the VWAP for the December 2006 and January, February and March 2007 principal payments. No further common stock issuances have been made to satisfy the principal payments. For the nine months ended September 30, 2007, $449,029 of principal was paid through the issuance of 6,726,324 shares of our common stock.

As noted above, we have not made a number of principal and interest payments to the debenture holders and our Variable Rate Debentures are in default. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. We have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time. As the Company is in default of the Variable Rate Debentures debt covenants, the Variable Rate Debentures and related derivative financial instruments (see Note 7 below) are classified as current liabilities in the accompanying consolidated financial statements and the related discounts have been fully amortized at September 30, 2007.

 Short-term Debenture
On December 20, 2006, the Company entered into a series of agreements, each of which is dated as of November 30, 2006, pursuant to which the Company sold to a fund (the “Fund”) (i) a short-term Secured Convertible Debenture (the "Short-term Debenture") having an initial principal balance of $850,000, and (ii) five-year warrants (the "Short-term Warrants") to acquire 1,931,818 shares of the Company’s common stock (the "Short-term Warrant Shares") at an exercise price of $2.00 per share. The Short-term Debenture is convertible at a conversion price of $2.00. As a result of the issuance of shares in December 2006 at $0.75 per share, the conversion price of the Short-term Debenture was reduced to $0.75 and the exercise price of the Short-term Warrants was reduced to $1.95. The Short-term Debenture matured on January 8, 2007; however, as of November 14, 2007 the debenture had not been paid and is considered in default.

The Short-term Debenture accrues interest at a rate of 5% per month until payment in full of the unconverted outstanding principal sum, together with all accrued and unpaid interest, has been made. Interest is payable upon maturity of the Short-term Debenture, in cash.

Convertible Notes Payable - all
For the three and nine months ended September 30, 2007, the Company accrued $346,000 and $911,000 of penalties and late fees related to the defaults and late payments on its Convertible Notes Payable.

As of September 30, 2007, the following were outstanding under the Convertible Notes Payable. See Note 7 for information on the derivative instrument liabilities related to the warrants and the bifurcated embedded derivative instruments.

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

NOTE 6 – CONVERTIBLE PREFERRED STOCK

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

In connection with the sale of the Series A Convertible Preferred Stock, for no additional consideration, the investors received warrants to purchase a total of 265,000 shares of common stock at $5.00 per share. The warrants expire in 2010. As of September 30, 2007 the warrants issued were valued using the Black-Scholes option pricing model at $6,465. The principal assumptions used in the Black-Scholes computation were: 5-year term; fair market value of the underlying common stock at September 30, 2007 of $0.03 per share; a risk-free rate of return of 4.10%; dividend yield of zero percent; and a volatility of 250%. These warrants remain outstanding at September 30, 2007.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

We hired an independent financial valuation advisory firm to value warrants and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities for the 17% and 16% Debentures, the Variable Rate Debentures and the Short Term Debenture. The derivative instruments included in the Interest Debentures were valued by the Company at September 30, 2007

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, on the date of valuation (the time they were issued and at September 30, 2007), we used the market price of our common stock, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instruments. All warrants and conversion options can be exercised by the holder at any time.

Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 250%. The risk-free rates of return used ranged from 3.82% to 4.38%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants.

Accounting adjustments made to our derivative instruments and Convertible Notes Payable created material distortions to our net losses for the three and nine months ended September 30, 2007 and 2006. The major components of the accounting adjustments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest expense-derivative instruments	$-	$(1,001,997)	$(297,563)	$(13,517,178)
Amortization of debt discount	-	(558,179)	(7,732,232)	(1,149,425)

Change in fair value of derivative instruments	295,112	11,793,749	6,771,828	11,651,120
	$295,112	$10,233,573	$(1,257,967)	$(3,015,483)

Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded during the three and nine months ended September 30, 2007 in connection with our convertible notes payable. The value of the January 31, 2007 Interest Debentures were first allocated to the fair value of the bifurcated embedded derivative instruments. The total fair value of the embedded derivatives was greater than the amount of the Interest Debentures. As such, the January 31, 2007 Interest Debentures were recorded at zero, a significant discount from their face amount and interest expense-derivative instruments, representing the difference between the total fair value of the embedded derivatives and the amount of the January 31, 2007 Interest Debentures, was charged $297,563 during the three months ended March 31, 2007. No such charge was required during the six months ended September 30, 2007 as no interest debentures were issued.

The discounts on the Convertible Notes Payable and the Interest Debentures were being amortized using an effective interest method over the term of the notes. As of September 30, 2007 the Company was in default with their Fund and Variable Rate Debentures debt covenants. Accordingly, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. As such, the discount on each of these notes was fully amortized resulting in a charge to income during the nine months ended September 30, 2007 of $558,179.

The change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation. As a result of the substantial decline in the market value of our common stock, as well as, the related volatility in trading, the Company recorded the above noted changes in fair value of derivative instruments.

Outstanding derivative liabilities related to common stock warrants and embedded derivative instruments are as follows:

Issue Date	Expiry Date	Instrument	Exercise Price Per Share	Value - Issue Date	Value - September 30, 2007

10-20-2005	10-20-2010	17% warrants issued to the Fund	$2.93	$2,207,982	$41,165

10-20-2005	10-01-2008	$4,000,000 convertible note payable	$0.75	$2,823,168	$21,324

1-31-2006	1-30-2009	$92,220 interest debenture	$0.75	$73,086	$7,616

4-30-2006	4-29-2009	$82,910 interest debenture	$0.75	$63,636	$9,861

7-31-2006	7-30-2009	$85,700 interest debenture	$0.75	$67,488	$11,324

10-31-2006	10-31-2009	$91,300 interest debenture	$0.75	$52,581	$23,668

1-31-2007	1-31-2010	$93,256 interest debenture	$0.75	$326,595	$96,698

4-18-2006	4-18-2011	16% warrants issued to the Fund	$2.93	$810,089	$19,988

4-18-2006	4-17-2009	$1,000,000 convertible note payable	$0.75	$1,340,278	$5,500

7-31-2006	7-30-2009	$23,020 interest debenture	$0.75	$23,476	$3,644

10-31-2006	10-31-2009	$20,170 interest debenture	$0.75	$18,941	$5,189

1-31-2007	1-31-2010	$21,050 interest debenture	$0.75	$85,274	$21,662

6-20-2006	6-20-2011	Series A warrants issued to the Selling Securityholders	$2.92	$3,622,755	$38,114

6-20-2006	3-19-2007	Series B warrants issued to the Selling Securityholders	$0.75	$6,523,825	$-

6-20-2005	6-20-2008	$1,673,700 convertible note payable	$0.75	$3,580,384	$59,465

11-30-2006	1-8-2007	$850,000 convertible note payable	$0.75	$103,327	$42,500

11-30-2006	11-30-2011	Short-term warrants	$1.95	$2,371,822	$248,729

Total derivative financial instruments					$656,447

NOTE 8 – CONTINGENCIES

On January 22, 2007, David Koenig, Holio, Inc. and Holio.net (collectively, the “Koenig Parties”) filed a complaint against Interactive Television Networks, Inc. and XTV, Inc. in the Superior Court of the State of California, County of Orange. Mr. Koenig has previously represented to us that Holio, Inc. and Holio.net are entities that he controls. The Koenig Parties allege that (i) we owe Mr. Koenig $427,344, plus interest at a rate of 8% per annum ($53,482), under a promissory note we executed in favor of Mr. Koenig, (ii) Mr. Koenig is entitled to collect $120,000 from us for his litigation legal fees, (iii) we owe the Koenig Parties unspecified amounts under a written licensing and distribution agreement and under a written content licensing agreement, and (iv) we have breached our oral consulting agreement with Mr. Koenig and, therefore, we owe him no less than $40,000 plus reimbursements of $6,148. On May 1, 2007, a default judgment was rendered against the Company in favor of the Koenig Parties in the amount of $575,028. Although ITVN was not named in the default judgment or the subsequent Notice of Levy or Writ of Execution, the Koenig Parties on June 13, 2007 garnished $148,884 from the bank accounts of our subsidiary, ITVN, Inc. On July 27, 2007, we filed a motion with the Superior Court to set aside and vacate the default judgment.

The Superior Court has since granted the motion to set aside the judgment, based on the conditions that the $148,884 that was garnished be deposited with the Superior Court pending resolution of the action and that the complaint that ITVN filed against the Koenig Parties and John Arnold (see discussion below) in the County of Los Angeles be dismissed without prejudice and then re-filed in the County of Orange as a cross-complaint. The garnished funds have since been deposited with the County of Orange and ITVN has appropriately re-filed its cross-complaint. This $148,884 deposited with the Superior Court is included in prepaids and other in the accompanying financial statements.

On July 27, 2007, ITVN filed a complaint against the Koenig Parties and against John Arnold in the Superior Court of the State of California, County of Los Angeles. In its complaint, ITVN alleged that Mr. Koenig is a co-founder of ITVN, Inc., and previously served as ITVN, Inc.’s Chief Technology Officer. Mr. Koenig’s responsibilities at ITVN included acquiring and registering Internet domain names that ITVN used in its business. Mr. Koenig was in charge of acquiring more than forty URLs for ITVN, including but not limited to the following URLs that are used in ITVN’s business: (a) itvn.com; (b) xtv.com; (c) itvncash.com; and (d) xtvcash.com. ITVN alleged that when Mr. Koenig left ITVN, more than forty of the domain names that are the property of ITVN, Inc. were not registered in ITVN, Inc.’s name. Instead, the most valuable domain names are registered to entities controlled by Mr. Koenig, including but not limited to Holio, Holio.net, and/or other entities. ITVN alleges that the failure of Mr. Koenig to have the domain names registered to ITVN damaged ITVN’s business. In addition, as a result of defendants’ wrongful possession of the itvn.com and xtv.com URLs, and ITVN’s resulting inability to transfer those URLs to BroadShift, ITVN was forced to accept a sale price for ITVN’s assets that was considerably less than BroadShift was willing to pay if ITVN had been able to guaranty ownership of and delivery of the domain names. In addition, ITVN is informed and believes that if it had the ability to promote and develop its websites, and satisfy its senior creditors (which Mr. Koenig and the other defendants made impossible) then it would have been able to sell its assets for more than the price it reached with BroadShift.

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

On June 28, 2007, a lawsuit titled Mary Aviles, Trustee for the Mary Aviles MPPU-A dated 01/01/99 for the Benefit of M. Aviles; Ismael Silva, Jr.; and DEGMA Investing LLC v. Interactive Television Networks, Inc., Michael Martinez, David Koenig, Charles Prast and other third parties, was filed in the California Superior Court for the County of Orange. The lawsuit alleged securities fraud, intentional misrepresentation, negligent misrepresentation, and rescission. The plaintiffs in that suit allege that they purchased the Company’s stock based on misrepresentations about future performance of the stock. They seek $375,000 in damages, punitive damages, attorneys’ fees and costs. The parties intend to vigorously defend themselves.

On July 31, 2006, the Company entered into a video on demand agreement (the “VOD Agreement”) with Universal City Studios Productions, LLP (“Universal”) whereby the Company was granted the non-exclusive right to provide licensed films on a VOD basis to ITVN subscribers. The term of the VOD Agreement was for six 6-month periods beginning September 1, 2006 at a cost of $666,667 per six month period. The Company paid the initial $666,667 for the first period and subsequently verbally notified Universal that due to financial constraints, they would be unable to continue with the contract, that all Universal content had been removed from it’s offerings by the end of the first period and that the contract was considered terminated. On August 14, 2007, Universal notified the Company that they were in default on the VOD Agreement due to failure to pay licensing fees for the period from March 1, 2007 to August 31, 2007 in the amount of $666,667. The Company contends that Universal was notified that the licensing rights were not being utilized and accordingly we are no longer obligated to make such payments under the VOD Agreement. Accordingly, no liability has been recorded in the accompanying financial statements at September 30, 2007. The Company intends to vigorously contest any claims by Universal.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

NOTE 9 – EQUITY INCENTIVE PLAN

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

As of March 31, 2007, we have granted options to purchase a total of 1,600,000 shares of common stock under the 2007 Plan. The options were granted to members of our Board of Directors and management at a price equal to the fair market value of the common stock at the date of grant. As permitted by the 2007 Plan, the Administrator determined fair market value of the common stock at the date of grant based on a number of factors, including the economic outlook of the Company’s operations and the Company’s position in the industry. The Administrator did not consider the trading price of the Company’s stock to be determinative in establishing the fair market value of the common stock on the date of grant. Fifty percent of the options granted became immediately vested and exercisable on the date of grant and expire ten years from the vest date. The remaining 800,000 outstanding options will vest in March 2008 and expire ten years from the vest date. In the event of an asset sale or change of control, the remaining 800,000 outstanding options will fully vest and all outstanding options will remain in effect for a period of 18 months, regardless of employment status of the grantee. No additional options have been granted subsequent to March 31, 2007

For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $65,942 and $385,663, respectively, which increased loss from operations and net loss by $65,942 and $385,663, respectively.   The impact on basic and fully diluted net loss per common share for the three and nine months ended September 30, 2007 was approximately $0.002 and $.0.01, respectively.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2007 such that expense was recorded only for those stock-based awards that are expected to vest.

The Plan provides for the issuance of a maximum of 3 million shares of which 1.4 million were still available for issuance as of September 30, 2007.

Stock option activity under the Plan for the three months ended September 30, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2006	-	$-	-
Options granted	1,600,000	$0.15	10.17
Options exercised	-	$-	-
Options cancelled/forfeited/expired	-	$-	-
Outstanding at September 30, 2007	1,600,000	$0.15	9.92

Vested and expected to vest at September 30, 2007(1)	1,600,000	$0.15	9.92

Exercisable at September 30, 2007	800,000	$0.15	9.42

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

There is no aggregate intrinsic value in the stock options because the closing stock price of the Company’s common stock on September 30, 2007 is less than the exercise price of the options. As such there are no in-the-money options on September 30, 2007.

As of September 30, 2007, there was $93,918 of unrecognized compensation cost related to unvested stock options which is expected to be recognized monthly over the remaining vesting period.  The Company intends to issue new shares to satisfy share option exercises.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2007
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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2007, BroadShift has either directly or through payment to our vendors, funded the Company’s operations with an additional $376,422. Such payments will be applied against the final sales price of the ITVN assets to BroadShift or will need to be repaid in the event the sale does not transpire. See Notes 3 and 4. Additionally, subsequent to September 30, 2007, BroadShift shipped 209 set-top boxes to ITVN subscribers under the same terms as those discussed in Note 3.

On November 1, 2007 the controller of the Company was appointed as an officer of BroadShift.  Following the completion of BroadShift’s initial public offering, a director of the Company will become a director of BroadShift.

During October 2007, the Company entered into a settlement agreement (the “Agreement”) with De Lage Landen Financial Services, Inc. (“DLL”) in regards to certain outstanding equipment lease payments that were owed to DLL by ITVN. The Agreement resulted in the payment of $90,000 by ITVN to DLL. Upon payment of the $90,000, a Contract for Sale of Goods was executed, thereby transferring all of DLL’s rights title and interest in the leased equipment to ITVN. In addition, upon execution of the Agreement and payment of $90,000, the equipment lease was terminated and all obligations of ITVN to make any further lease payments on the equipment lease, or otherwise with respect to the leased equipment was terminated.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," “might,” "will," "should," "seeks," "intends," "plans," "pro forma," "estimates," or "anticipates" or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: our inability to continue as a going concern; our inability to obtain a significant amount of additional working capital; our lack of revenues and our ability to generate future revenues; the outcome of our current plan to sell our subsidiary’s assets; uncertainty of development and availability of additional content networks; regulatory issues in the United States and other countries; commercialization and technology difficulties; changes or advances made by others in IPTV and internet technologies; and general competitive and economic conditions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's analysis only. We assume no obligation to update forward-looking statements.

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

Currently, revenues generated from our operations are not sufficient to fund our working capital needs and we are unable to pay all of our accrued obligations. In particular, we are unable to pay the debt service obligations under the debentures, which debentures are secured by a lien on our assets. The foreclosure of the debentures secured by a lien on the assets of ITVN, Inc. would result in the cessation of our operations.

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

        On July 11, 2007, ITVN, Inc., our wholly-owned subsidiary that owns substantially all of our assets and conducts virtually all of our operations, entered into an agreement (the “July Asset Purchase Agreement”) with BroadShift Inc. (“BroadShift”) to sell to BroadShift substantially all of the assets of ITVN, Inc. BroadShift is a Canadian aggregator and distributor of narrowcast Internet protocol television that intends to become a public company through an initial public offering of its common shares and warrants. The conditions required to complete the sale by ITVN, Inc. of its assets to BroadShift under the July Asset Purchase Agreement did not occur and, accordingly, the July Asset Purchase Agreement was terminated.

        During October 2007, ITVN, Inc. and BroadShift began negotiation on a new asset purchase agreement that restructures the proposed purchase of the ITVN assets, albeit at a price substantially less than the price contemplated by the July Asset Purchase Agreement. We completed our negotiations with BroadShift and entered into a new asset purchase agreement (the “November Asset Purchase Agreement”) with BroadShift on November 8, 2007 to sell substantially all of the assets of ITVN, Inc. (the “ITVN Sale”). The purchase price for ITVN, Inc.’s assets will consist of the following: (i) $1,600,000 in cash, of which $1,100,000 has already been advanced to ITVN, Inc. (ii) a $3,000,000 10% convertible debenture payable in twelve equal installments beginning the thirteenth month after the closing and convertible at any time at $0.50 per share of BroadShift common stock, and (iii) a number of the BroadShift’s common shares equal to CDN $2,000,000 divided by the price at which BroadShift’s common shares are initially sold in BroadShift’s initial public offering. In addition, under the November Asset Purchase Agreement, ITVN, Inc. will also receive warrants to purchase a number of BroadShift’s common shares equal to $750,000 divided by the price at which BroadShift’s units are initially sold in BroadShift’s initial public offering.  These warrants will have an exercise price of CDN$1.00 per common share and will be exercisable for a period of two years from the closing. The price at which BroadShift’s common shares will be sold in the initial public offering has not yet been established but is currently expected to be approximately CDN $0.50 per share.

The closing of the ITVN Sale is subject to, amongst other things: (i) the Company obtaining the consent of certain of its creditors in order to permit ITVN, Inc to sell the assets subject to the November Asset Purchase Agreement free from any encumbrances of those creditors; and (ii) BroadShift completing it’s initial public offering for gross proceeds of at least CDN $4 million.

The November Asset Purchase Agreement may be terminated at any time before the closing of the ITVN Sale (the ‘‘ITVN Closing’’)for various reasons, including by either party thereto if the ITVN Closing shall not have occurred on or prior to November 30, 2007. The ITVN Closing is currently scheduled to occur by the end of November 2007. No assurance can, however, be given that the closing of the asset sale will occur in November 2007, or at all.

An officer, who is also a director of the Company, has been appointed as an officer and director of BroadShift and the controller of the Company has been appointed as an officer of BroadShift.  Additionally, following the completion of BroadShift’s initial public offering, a director of the Company will become a director of BroadShift.

The assets to be sold by ITVN, Inc. are currently encumbered by a lien in favor of the holders of certain of our debentures. Accordingly, in order to obtain the release of the lien on these assets, ITVN, Inc. will have to repay these debentures at the closing. However, the purchase price (cash, BroadShift shares, BroadShift debentures) and the value of the other assets to be received by ITVN, Inc. (the BroadShift warrants) from BroadShift will not be sufficient to repay all of the secured and unsecured indebtedness of ITVN, Inc. and the Registrant. Accordingly, ITVN, Inc. has been engaged in discussions with the holders of the secured debentures regarding the release of the liens on ITVN, Inc.’s assets in exchange for a partial repayment of the secured indebtedness. To date, no agreement has been reached with the holders of the secured indebtedness. Since the holders of the debentures will receive significantly less than the amount that they are owed under the debentures, no assurance can be given that the debenture holders will agree to release their liens. In the event that the secured debenture holders do not agree to release their liens, ITVN, Inc. will not be able to sell its assets to BroadShift. If ITVN, Inc. cannot sell its assets, BroadShift will cease funding ITVN, Inc.’s working capital needs, and ITVN, Inc. may have to cease its operations.

In order to obtain the release of the liens on its assets, ITVN, Inc. has offered to transfer to the holders of the secured debentures substantially all of the consideration that ITVN, Inc. will receive under the November Asset Purchase Agreement (i.e. most, if not all, of the cash, BroadShift shares, BroadShift debentures and BroadShift warrants). If the foregoing offer is accepted by the holders of the secured debentures, following the sale of its assets to BroadShift, ITVN, Inc. will have no operations and very few assets (consisting mostly of certain cash advances that will be refunded to it in the near future).

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

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consist of embedded derivatives related to the issuance of $7.86 million of convertible debentures. These embedded derivatives include the conversion feature and the detachable warrants. The debt is not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of our common stock is higher at a subsequent balance sheet date, the derivatives will be deemed to have a higher fair value and we will be required to record a non-operating, non-cash charge. If the fair value of our common stock is lower at a subsequent balance sheet date, the derivatives will be deemed to have a lower fair value and we will be required to record non-operating, non-cash income. The derivatives were valued by an independent financial valuation advisory firm. As the convertible debentures related to the derivatives are in default, both the convertible debentures and embedded derivatives are classified as current liabilities in the consolidated balance sheet and the related discounts have been fully amortized. As a result of the foregoing accounting procedure, the recent fluctuations in the fair value of our common stock have significantly affected our net loss. During the three and nine month periods ended September 30, 2007, we recognized income of $295,000 and $6,772,000, respectively, as a result of the change in the fair value of derivative instruments.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based compensation. Statement No. 123(R) (hereafter referred to as “SFAS 123R”) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  During December 2005, we adopted an equity incentive plan, the “2005 Equity Incentive Plan,” and accordingly, on January 1, 2006 we adopted SFAS 123R and our consolidated financial statements as of and for the three months ended March 31, 2007 reflect the impact of SFAS 123R. The 2005 Equity Incentive Plan required shareholder approval prior to December 2006. Such approval did not transpire and accordingly, all options under the plan were cancelled and the 2005 Equity Incentive Plan was terminated in December 2006. Prior to the termination of the 2005 Equity Incentive Plan, the Company recorded stock-based compensation expense for the three and nine months ended September 30, 2006 of $274,828 and $953,272, respectively, which increased the loss from operations and net loss by $274,828 and $953,272, respectively.   The impact on basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $.01 and $.04, respectively. On March 3, 2007, we adopted the 2007 Equity Incentive Plan, and granted 1.6 million options under the plan. For the three and nine months ended September 30, 2007, we recorded stock-based compensation expense of $65,942 and $385,663, respectively which increased loss from operations and net loss by $65,942 and $385,663, respectively.   The impact on basic and fully diluted net loss per common share for the three and nine months ended September 30, 2007 was $0.002 and $0.01, respectively. Generally, the approach in SFAS 123R is similar to the approach described in Statement No. 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS 123R. We have adopted the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. See Note 9—Equity Incentive Plan of the consolidated financial statements for further information.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2007 vs. Three and Nine Months Ended September 30, 2006

Revenues. Service and hardware revenues for the three and nine months ended September 30, 2007 and 2006 as a percentage of revenues are listed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Service revenues	$303,365	94%	$184,285	85%	$871,435	64%	$504,699	69%
Hardware revenues	18,200	6%	33,027	15%	493,248	36%	221,552	31%
Revenues	$321,565	100%	$217,312	100%	$1,364,683	100%	$726,251	100%

        Service revenues represent revenues received from our paying subscribers for the motion pictures and other video content our ITVN, Inc. subsidiary delivers via the Internet to their television sets (the “ITVN Services”). Service revenues for the three and nine months ended September 30, 2007 increased 65% and 73%, or $119,000 and $367,000, respectively over the service revenues for the three and nine months ended September 30, 2006. This increase is a reflection of subscription proceeds from an increased number of subscribers to our ITVN Service. Consumer demand for the ITVN products and services increased due to the general availability of our products and services, the support of an affiliate distribution channel, and increased consumer awareness of ITVN.

Hardware revenues, net of allowance for sales returns, reflect sales of the set-top boxes necessary for our subscribers to access our ITVN Service. Hardware revenues for the three months ended September 30, 2007 decreased 45% or $15,000 and increased 123% or $272,000 during the nine months ended September 30, 2007 over hardware revenues for the three and nine months ended September 30, 2006. The decrease for the three months ended September 30, 2007 is due to our primary subscription package which provides a free set-top box to subscribers who sign a 12-month subscription. The purpose of this strategy was to increase the number of long-term subscribers. However, this marketing strategy has reduced the up-front revenues we derive from hardware sales and has negatively affected our ability to fund our current operating expenses. The increase for the nine months ended September 30, 2007 is due to 4,960 set-top boxes sold to BroadShift at $90 per box during the six months ended June 30, 2007. These sales to BroadShift made in anticipation of the sale by ITVN, Inc. of substantially all of its assets to BroadShift under the July Asset Purchase Agreement.

Costs of goods sold. The net cost of our ITVN Service and our ITVN-enabled set-top box revenues for the three and nine months ended September 30, 2007 and 2006 as a percentage of cost of goods sold are listed below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2007		2006		2007		2006
Cost of service revenues	$126,426	46%	$55,229	47%	$367,232	35%	$151,614	33%
Cost of hardware revenues	26,661	10%	47,660	41%	341,597	32%	264,109	58%
Depreciation on capitalized inventory	122,265	44%	13,840	12%	349,478	33%	39,889	9%
Costs of goods sold	$275,352	100%	$116,729	100%	$1,058,307	100%	$455,612	100%

Cost of service revenues consist primarily of fees owed to content providers, telecommunication and network expenses, and other expenses related to providing the ITVN Service. Cost of service revenues for the three and nine months ended September 30, 2007 increase 129% and 142% or $71,000 and $216,000, respectively in comparison to the corresponding periods in 2006 due to an increase in the number of subscribers to our ITVN service.

Cost of hardware revenues include all product costs associated with the ITVN-enabled set-top boxes we distribute and sell including freight costs. Our proprietary ITVN-enabled set-top boxes are manufactured for us by third party contract manufacturers. Cost of hardware revenues for the three months ended September 30, 2007 decreased 44% or $21,000 and increased 29% or $77,000 during the nine months ended September 30, 2007 in comparison to the corresponding periods in 2006. The decrease during the three months ended September 30, 2007 is due primarily to our marketing strategy in which we give subscribers a free ITVN proprietary set-top box if the subscribers entered into a 12-month subscription agreement. The cost of the set-top boxes that are given to subscribers for free is capitalized and depreciated over the 12-month term of the subscription agreement. The increase during the nine months ended September 30, 2007 is due primarily to the sale of 4,960 set-top boxes to BroadShift during the six month period ended June 30, 2007.

We offer various marketing promotions whereby, without charge, ITVN-enabled set-top boxes are given to various customers that sign up for the ITVN Service. We capitalize the cost of the ITVN-enabled set-top boxes that are shipped to customers during these promotions. Depreciation on capitalized inventory represents depreciation on these capitalized set-top boxes. Depending on the promotion the customer signs up for, the customer is either required to return the ITVN-enabled set-top box to us if they cancel their service at any time, or if a 12-month subscription agreement is entered into, the set-top box must be returned if the customer cancels within the 12-month term of the subscription agreement. Depending on the marketing promotion, depreciation relating to these boxes is calculated over their estimated useful lives of two years or over the term of the 12-month subscription agreement.

Operating Expenses. In general, because our operating revenues have been below expectations, and because we have been unable to raise the debt or equity capital necessary to continue to operate our business in accordance with our initial business plan, during the nine months ended September 30, 2007 we have had to reduce our operating expenses and reduce a number of non-essential activities. Accordingly, our operating expenses for the three and nine months ended September 30, 2007 decreased 43% and 29% or $926,000 and $1,692,000, respectively, in comparison to the corresponding periods in 2006. Operating expenses for the three and nine months ended September 30, 2007 and 2006 as a percentage of operating expenses are listed below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2007		2006		2007		2006
Salaries	$341,682	27%	$480,384	22%	$1,115,028	27%	$1,377,973	24%
Professional fees	245,205	20%	526,754	24%	742,703	18%	1,170,546	20%
Sales and marketing	35,342	3%	53,820	2%	83,352	2%	196,694	3%
Depreciation and amortization	176,134	14%	261,485	12%	613,321	15%	591,166	10%
Stock based compensation	65,942	5%	274,828	13%	385,663	9%	953,272	17%
General and administrative	383,429	31%	576,241	27%	1,181,948	29%	1,524,647	26%
Operating expenses	$1,247,734	100%	$2,173,512	100%	$4,122,015	100%	5,814,298	100%

        Salaries for the three and nine months ended September 30, 2007 decreased approximately 29% and 19% or $138,000 and $263,000, respectively, compared to the corresponding periods in 2006 due to reductions in staff.

Professional fees consist primarily of legal, marketing consulting fees, financial and audit fees. For the three and nine months ended September 30, 2007 professional fees decreased 54% and 36% or $282,000 and $428,000, respectively, compared to the corresponding periods in 2006. This was due primarily to cost cutting measures which reduced expenses relating to public relations, marketing and design services.

Sales and marketing expenses consist primarily of fees paid for the affiliate program, Internet and other media advertising, trade shows, and the production of marketing related items. During 2006, we participated in a major trade show as well as advertised with several radio campaigns. As a cost cutting measure we did not participate in these activities during 2007 and continued to reduce marketing costs throughout 2007. Accordingly, sales and marketing expenses for the three and nine months ended September 30, 2007 decreased 35% and 57%, or $19,000 and $113,000, respectively, in comparison to the corresponding period in 2006.

Depreciation and amortization of fixed assets and intangible assets is provided using the straight-line method over the estimated useful lives of the assets. Minor replacements, maintenance and repairs are charged to current operations. Depreciation and amortization decreased 33% or $85,000 and increased 4% or $22,000 for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006 due to a cut back on major purchases since the beginning of fiscal year 2007. Accordingly, a significant portion of our fixed assets has become fully depreciated, thus decreasing the amount of our ongoing depreciation expense.

During December 2005, we adopted the 2005 Equity Incentive Plan, the “2005 Plan”. Stock based compensation expense for the three and nine months ended September 30, 2006 represents the expenses we are required to recognize in connection with the grant of stock options to our employees and is amortized on a straight-line basis over the requisite service period, which is generally a two year vesting period. The 2005 Plan required shareholder approval prior to December 2006. Such approval was not obtained and, accordingly, all options under the plan were cancelled and the 2005 Plan was terminated. During March 2007, we adopted the 2007 Equity Incentive Plan (the “2007 Plan”) pursuant to which we are authorized to grant stock options, restricted stock and stock appreciation rights to purchase up to 3,000,000 shares of common stock to our key employees, officers, directors, consultants and advisors. As of March 31, 2007, options to purchase a total of 1,600,000 shares of common stock had been granted under the plan. Fifty percent of the options granted vested immediately and the remaining 800,000 options granted vest in March 2008. The stock based compensation for the nine months ended September 30, 2007 represents the expense allocated to those option grants. No options have been granted or vested subsequent to March 31, 2007.

General and administrative expenses consist primarily of travel, internet connection, insurance and facility costs. General and administrative expenses for the three and nine months ended September 30, 2007 decreased 34% and 22%, or $193,000 and $343,000, respectively compared to the corresponding periods in 2006 due primarily to purchases made during 2006 of miscellaneous computer equipment and software to support the ITVN Service which were not needed during the three and nine months ended September 30, 2007, as well as various cost-cutting measures implemented by the Company. In addition to our operating losses of $1,201,000 and $3,816,000 during the three and nine months ended September 30, 2007, respectively, we incurred interest expense of $454,000 and $1,337,000, respectively. For the three and nine months ended September 30, 2006, we recorded interest expense of $339,000 and $766,000. Interest expense for the three and nine months ended September 30, 2007 increased 34% and 75%, or $115,000 and $571,000, respectively, compared to the corresponding periods in 2006 due to the issuance of $7.5 million of convertible notes payable between October 2005 and September 2006 bearing interest at rates of 15% to 17% per annum, as well as an $850,000 short-term convertible note payable entered into during November 2006 bearing interest at a rate of 5% per month. Additionally, due to our inability to make principal and interest payments on our convertible notes payable, we recorded an additional $346,000 and $911,000 of penalties and interest during the three and nine months ended September 30, 2007, respectively. We have not been able to pay the penalties that we have accrued.

The net losses that we have incurred during the three and nine months ended September 30, 2007 and 2006 have been materially distorted by non-cash accounting adjustments related primarily to our derivative instruments. The major components of the accounting adjustments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
Interest expense- derivative instruments	$-	$(1,001,997)	$(297,563)	$(13,517,178)
Amortization of debt discount	-	(558,179)	(7,732,232)	(1,149,425)
Change in fair value of derivative instruments	295,112	11,793,749	6,771,828	11,651,120
	$295,112	$10,233,573	$(1,257,967)	$(3,015,483)

        Interest expense - derivative instruments consists primarily of non-cash, accounting expense recognized as a result of the derivative liabilities recorded in connection with our outstanding convertible debentures. Value received for our outstanding convertible debentures (including the debentures that we issued as partial interest payments under the debentures) were first allocated to the fair value of the bifurcated embedded derivative instruments included in the debentures. The total fair value of the embedded derivatives was greater than the amount of the convertible debentures. As such, we recorded an expense representing the difference between the total fair value of the embedded derivatives and the amount of each debenture. We have not issued convertible debentures since January 2007 resulting in a reduction in interest expense-derivative instruments during the nine months ended September 30, 2007. The discounts on the convertible debentures and the interest debentures were being amortized using an effective interest method over the term of the notes. Due to our default under certain debt covenants contained in the convertible debentures, the holders of our outstanding debentures have the right to accelerate the repayment of their debentures and, if we do not fully repay those obligations, to foreclose on our assets. As such, the discount on each of these notes was fully amortized as of September 30, 2007. Change in fair value of derivative instruments results from the mark-to-market of the convertible debt derivatives valuation.

The other comprehensive losses relates to the unrealized gain (loss) on marketable securities.  The marketable securities that we own consist of certain securities of Interactive Brand Development, Inc. that we acquired in December 2005.

Liquidity and Capital Resources

To date, we have financed our operations and met our capital expenditure requirements primarily from the proceeds received from the sale of shares of both our common stock and Series A Convertible Preferred Stock, the issuance of the $4,000,000 17% Secured Convertible Debenture, the issuance of the $1,000,000 16% Secured Convertible Debenture, the issuance of the $2,500,000 Variable Rate Secured Convertible Debentures, the issuance of an $850,000 Secured Convertible Debenture, loans extended to us by third party institutions and by certain of our founders, advances made by BroadShift, as well as, the sale of substantially all of our set-top boxes to BroadShift and, to a lesser extent, from revenues generated from our operations.

Our near-term goal has been to generate revenues from the on-going monthly subscription fees paid by the subscribers for our ITVN Service. However, since our ITVN Service was launched in April 2005, we have not yet sold or otherwise distributed enough set-top boxes, and therefore also do not have sufficient subscribers, to fund our on-going operations from monthly subscription revenues. Since our ITVN Service can only be used by subscribers through our proprietary set-top box, we need to distribute our ITVN-enabled set-top boxes to subscribers in order to increase our subscriber base. However, because we needed cash to continue our existing operations, we recently sold 10,556 of our set-top boxes to BroadShift for $90 each. While these sales generated short-term cash, the sale of these set-top boxes will not result in on-going subscription revenues in the future. As of September 30, 2007 the remaining 5,596 set-top boxes, which are currently located in Europe, had not been shipped to BroadShift, and the associated revenue has been deferred and is included in accounts payable and accrued expenses - related party in the accompanying balance sheet at September 30, 2007. While we expect the number of subscribers and our monthly subscription revenues to increase, we do not expect our subscription revenues to generate sufficient revenues to fund our on-going operating expenses in the near future. Accordingly, we have to either raise funds through equity or debt financings or sell our assets. Since we have been unable to raise any financing, we have entered into the November Asset Purchase Agreement pursuant to which we will sell all of ITVN, Inc.’s assets. If the asset sale is completed, we will no longer have any active business or operations.

Currently, our operating expenses substantially exceed our gross profits, resulting in significant negative cash flow from operations. In addition, we currently have significant debt service obligations that further negatively effects our liquidity. We are obligated to pay interest on $4.4 million and $1.1 million of outstanding 17% and 16% Secured Convertible Debentures, respectively on a quarterly basis. Interest on both the 17% and 16% Secured Convertible Debentures is payable in cash, except that we may, in our sole discretion, pay up to 50% of the amount of interest payable on any interest payment date by issuing additional debentures in accordance with the same terms as the 17% and 16% Secured Convertible Debentures. As permitted by the 17% Secured Convertible Debentures we have paid one-half of the January 31, April 30, July 31, October 31, 2006 and January 31, 2007 interest payments that had accrued under the 17% Secured Convertible Debenture by issuing additional 17% Secured Convertible Debentures (having an aggregate face amount of $445,386). As permitted by the 16% Secured Convertible Debenture we have paid one-half of the July 31, October 31, 2006 and January 31, 2007 interest payments by issuing additional 16% Convertible Debentures (having an aggregate face amount of $64,240). Whereas the optional Interest Debentures were issued as required for the January 31, 2007 interest payments, the cash portion of the interest due was not paid and remains recorded as Interest Payable. Additionally, the cash portion of the interest was not paid and additional debentures were not issued for the April 30, July 31 and October 31, 2007 interest payments. We are required to make monthly principal payments of $222,222 and $55,555 under the 17% and 16% Secured Convertible Debentures commencing in May 2007 and November 2007, respectively, and continuing until the debentures are repaid in full. As of November 14, 2007, we have been unable to make any of the monthly principle payments due under either the 17% or 16% Secured Convertible Debentures.

On June 20, 2006, we issued Variable Rate Secured Convertible Debentures for $2,500,000. The Variable Rate Secured Convertible Debentures accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate per annum equal to the greater of (i) 15% or (ii) LIBOR for the applicable interest period plus 5.0%. Since July 1, 2006, interest has been payable quarterly in arrears on the first day of each January, April, July, and October. Subject to our satisfaction of certain conditions, interest is payable, at our option, in cash or shares of common stock valued at 90% of the average of the daily volume weighted average price of our common stock (“VWAP”) for the 20 consecutive trading days ending on the trading day that is immediately prior to the applicable interest payment date. We exercised our option to make the October 1, 2006, January 1, and April 1, 2007 interest payments via the issuance of shares of common stock. No interest payment shares have been issued for the April 1, July 1, or October 1, 2007 interest payments. Since November 1, 2006, we have been obligated to make monthly principal payments of $125,000 under the Variable Rate Secured Convertible Debentures. The monthly principal payments also may, at our option, be paid in cash or in shares of our common stock. We exercised our option to make the November and December 2006 and January, February, March, April, May and June 2007 principal payments by issuing shares of our common stock. As of September 30, 2007, we have issued 7,447,201 shares of our common stock as payment of $829,193 of principal and $447,844 of interest under the Variable Rate Secured Convertible Debentures.

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

We are currently in default under the outstanding debentures, and our operations currently do not generate sufficient cash to fund either our debt service obligations or our operating needs. In the event that the holders of the debentures declare a default on the debentures and foreclose on the collateral, we could lose all of our assets. Therefore, in an attempt to preserve some value for the stockholders of Interactive Television Networks, Inc., and to maximize the repayment amount available for our various debt holders, we have been seeking alternative strategies, including the sale of the assets of our subsidiary ITVN, Inc. Our efforts to salvage the value of our business culminated on July 11, 2007, when ITVN, Inc. entered into the July Asset Purchase Agreement with BroadShift. Had we been able to close the July Asset Purchase Agreement, we would have had sufficient proceeds to repay substantially all of our liabilities. However, that transaction did not close, and we have since entered into another agreement with BroadShift to sell substantially all of ITVN, Inc.’s assets, albeit at a price substantially less than the price contemplated by the July Asset Purchase Agreement. If the ITVN, Inc. assets are sold to BroadShift pursuant to the new agreement, substantially all of the consideration will be used to repay creditors.

Because we will not have any operating assets or on-going business operations following the sale of ITVN, Inc.’s assets to BroadShift, we do not expect to have significant on-going operating expenditures following the closing of the sale of ITVN’s assets. The following table summarizes our cash flow activities during the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007

Cash flows used in operating activities	$851,696
Cash flows used in investing activities	$699
Cash flows provided by financing activities	$756,731

Cash flows used in operating activities for the nine months ended September 30, 2007 largely reflect the operating losses that we incurred in connection with establishing and growing our business and operations. For the nine months ended September 30, 2007, we had negative cash flow from operations of $851,696. Offsetting the Company’s net loss were the following non-cash adjustments; (i) $7,732,000 of debt discount amortization, $298,000 of embedded derivatives (which were offset by $6,772,000 of the change in the fair value of such instruments that were recognized in connection with the issuance of our 17% and 16% Secured Convertible Debentures, Variable Rate Secured Convertible Debenture debentures and $850,000 Secured Convertible Debenture), (ii) $963,000 of depreciation and amortization, and (iii) and the recording of stock based compensation expense of $386,000. Cash flows provided by financing activities for the nine months ended September 30, 2007 represent advances totaling $756,731 made by BroadShift either directly to ITVN, Inc. to fund it’s operations or to our vendors, on behalf of the Company. As of November 16, 2007, the total amount of advances we have received from BroadShift is $1.1 million. Such payments will be applied against the final sales price of the ITVN assets to BroadShift.

The following is a summary of our contractual cash obligations as of November 14, 2007:

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

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements at September 30, 2007.

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

As of September 30, 2007, we had stockholders' deficit of $13,992,000. Since its inception through September 30, 2007, the Company has had a loss from operations of $16,883,000. Our operating revenues are not sufficient to fund our operating expenses. The limited amount of cash available to us as of the date of the filing of this Quarterly Report is not sufficient to fund our anticipated near-term operating needs. Accordingly, in order to continue to operate, we have tried to obtain additional funding from debt or equity offerings, strategic partnerships or the sale of some of our assets. However, we have not been able to raise any capital to fund our operating needs in 2007. Our inability to obtain the additional required financing has had a material adverse effect on our business, the value of our assets and operations, the ability of our creditors and stockholders to realize a material return on their investment in us, and on our ability to remain a viable entity. Accordingly, ITVN, Inc. has entered into an agreement with BroadShift Inc. to sell all of its assets. If the sale to BroadShift is completed as currently contemplated, we may be able to retain our corporate existence as a public company for other future potential business transactions. In the event that ITVN, Inc. does not consummate the sale of its assets, we will be unable to continue our operations and will either file for bankruptcy or cease all operations and dissolve our companies.

Any funds received by us in a third party sale of assets will first be allocated to the debenture holders, which will not leave any such funds available for the stockholders.

ITVN, Inc. has entered into the November Asset Purchase Agreement with BroadShift pursuant to which it will sell all of its assets. The proceeds to be received by ITVN, Inc. from the sale will not be sufficient to repay all of ITVN, Inc.’s creditors or the liabilities that ITVN, Inc. owes Interactive Television Networks, Inc. No funds will be available for our stockholders, and no funds will be available to start a new business. As a result, the currently pending sale of substantially all of ITVN, Inc.’s assets that is currently scheduled to occur by the end of November 2007 will result in the company not having any assets or any business. After the sale of the ITVN, Inc. assets, any increase in the value of our shares will depend on our ability to acquire a private company. However, no assurance can be given that we will be able to effect any such sale or that if we do acquire a private company, that our stockholders will materially benefit from such a possible transaction.

We are currently in default under our outstanding secured debentures and could be subject to foreclosure actions at any time. The debentures are secured by liens on all of our assets. If any foreclosure actions are initiated, we could lose our entire business, and our stockholders would lose their entire investment.

We currently have outstanding debentures that, as of September 30, 2007 had an outstanding balance, including interest payable, of approximately $8.7 million. All of the foregoing debentures are secured by security interests on the assets of Interactive Television Networks, Inc. and/or ITVN, Inc. We currently are technically in default under all of our outstanding debentures. Accordingly, the holders of the debentures could at any time declare a default under the debentures, accelerate the maturity dates of the debentures, and thereafter commence foreclosure proceedings. In the event of a foreclosure proceeding, all of our assets would be seized to satisfy our obligations to the debenture holders, which would cause our operations to be sold and would result in a loss of each stockholders investment in this company. We have no agreement with our debenture holders regarding the waiver or deferral of any of our obligations to the debenture holders, and the debenture holders may foreclose on our assets at any time.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

During October 2007, the Company entered into a settlement agreement (the “Agreement”) with De Lage Landen Financial Services, Inc. (“DLL”) in regards to certain outstanding equipment lease payments that were owed to DLL by ITVN, inc. The Agreement resulted in the payment of $90,000 to DLL. Upon payment of the $90,000, a Contract for Sale of Goods was executed, thereby transferring all of DLL’s rights title and interest in the leased equipment to ITVN, Inc. In addition, upon execution of the Agreement and payment of $90,000, the equipment lease was terminated and all obligations of ITVN, Inc. to make any further lease payments on the equipment lease, or otherwise with respect to the leased equipment was terminated.

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
INTERACTIVE TELEVISION NETWORKS, INC.

Date: November 19, 2007	By:	/s/ CHARLES PRAST
Charles Prast,
Chief Executive Officer and Interim Chief Financial Officer